Form 10-Q
period 2024-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2024-05-06
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 3, 2024, there were 20,248,494 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Current assets
Cash and cash equivalents	$252,831	$412,618
Marketable securities	—	65,538
Accounts receivable, net of allowances of $7,517 and $6,954, respectively	172,953	133,128
Prepaid expenses	31,426	23,597
Other current assets	48,865	47,923
Income taxes recoverable	5,957	10,410
Total current assets	512,032	693,214

Non-current assets
Property and equipment, net	40,452	35,752
Operating lease right-of-use assets	85,053	86,063
Assets designated for retirement and pension plans	10,854	11,105
Investments	54,835	47,287
Other non-current assets	16,680	17,071
Goodwill	200,089	202,252
Other intangible assets, net	18,305	20,842
Deferred income taxes	27,170	28,005
Total non-current assets	453,438	448,377

Total assets	$965,470	$1,141,591

Current liabilities
Accounts payable	$19,776	$20,837
Accrued salaries and benefits	133,735	322,744
Deferred revenue	47,377	45,732
Operating lease liabilities	20,351	21,498
Other current liabilities	24,449	21,823
Income taxes payable	6,190	6,057
Total current liabilities	251,878	438,691

Non-current liabilities
Accrued salaries and benefits	50,263	52,108
Retirement and pension plans	69,572	62,100
Operating lease liabilities	78,050	78,204
Other non-current liabilities	41,152	41,808
Deferred income taxes	5,770	6,402
Total non-current liabilities	244,807	240,622

Total liabilities	496,685	679,313

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,253,574 and 20,127,872 shares issued, 20,248,494 and 20,122,792 shares outstanding at March 31, 2024 and December 31, 2023, respectively	202	201
Treasury stock at cost, 5,080 shares at March 31, 2024 and December 31, 2023	(110)	(110)
Additional paid in capital	251,769	251,988
Retained earnings	220,886	210,070
Accumulated other comprehensive income (loss)	(3,962)	129
Total stockholders’ equity	468,785	462,278

Total liabilities and stockholders’ equity	$965,470	$1,141,591
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue before reimbursements (net revenue)	$265,197	$239,317
Reimbursements	3,901	2,802
Total revenue	269,098	242,119

Operating expenses
Salaries and benefits	174,413	158,859
General and administrative expenses	41,363	34,327
Cost of services	27,432	22,832
Research and development	5,715	5,528
Reimbursed expenses	3,901	2,802
Total operating expenses	252,824	224,348

Operating income	16,274	17,771

Non-operating income
Interest, net	4,086	3,249
Other, net	2,571	1,809
Net non-operating income	6,657	5,058

Income before income taxes	22,931	22,829

Provision for income taxes	8,899	7,243

Net income	14,032	15,586

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4,058)	402
Net unrealized gain (loss) on available-for-sale investments	(33)	41
Other comprehensive income (loss), net of tax	(4,091)	443

Comprehensive income	$9,941	$16,029

Weighted-average common shares outstanding
Basic	20,144	19,904
Diluted	21,040	20,569

Earnings per common share
Basic	$0.70	$0.78
Diluted	$0.67	$0.76

Cash dividends paid per share	$0.15	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
Net income	—	—	—	—	—	14,032	—	14,032
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,091)	(4,091)
Common and treasury stock transactions:
Stock-based compensation			—	—	2,644	—	—	2,644
Vesting of equity awards, net of tax withholding	127	1	—	—	(2,863)	—	—	(2,862)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,018)	—	(3,018)
Dividend equivalents on restricted stock units	—	—	—	—	—	(198)	—	(198)
Balance at March 31, 2024	20,254	$202	5	$(110)	$251,769	$220,886	$(3,962)	$468,785

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2024	2023
Cash flows - operating activities
Net income	$14,032	$15,586
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,790	3,873
Deferred income taxes	(87)	6,669
Stock-based compensation expense	2,644	1,853
Accretion expense related to earnout payments	466	191
Gain on marketable securities	(539)	(1,645)
Loss on disposal of property and equipment	14	130
Changes in assets and liabilities:
Accounts receivable	(41,125)	(24,332)
Accounts payable	(2,069)	(1,137)
Accrued expenses	(182,590)	(325,975)
Deferred revenue	1,951	147
Income taxes recoverable and payable, net	4,723	(3,083)
Retirement and pension plan assets and liabilities	5,453	6,070
Prepaid expenses	(7,991)	(7,135)
Other assets and liabilities, net	(3,096)	(8,243)
Net cash used in operating activities	(203,424)	(337,031)

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	—	(29,907)
Capital expenditures	(6,173)	(3,808)
Purchases of marketable securities and investments	(5,400)	(6,172)
Proceeds from sales of marketable securities and investments	66,285	267,965
Net cash provided by investing activities	54,712	228,078

Cash flows - financing activities
Cash dividends paid	(3,216)	(3,112)
Payment of employee tax withholdings on equity transactions	(2,862)	(4,141)
Acquisition earnout payments	—	(35,946)
Net cash used in financing activities	(6,078)	(43,199)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4,997)	1,396

Net decrease in cash, cash equivalents and restricted cash	(159,787)	(150,756)
Cash, cash equivalents and restricted cash at beginning of period	412,618	355,489
Cash, cash equivalents and restricted cash at end of period	$252,831	$204,733

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2024 and December 31, 2023, the results of operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of third-party contractor costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Research and Development

Research and development expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of March 31, 2024, and 2023, and December 31, 2023, and 2022:

	March 31,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$252,831	$204,691	$412,618	$355,447
Restricted cash included within other non-current assets	—	42	—	42
Total cash, cash equivalents and restricted cash	$252,831	$204,733	$412,618	$355,489

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Net income	$14,032	$15,586
Weighted average shares outstanding:
Basic	20,144	19,904
Effect of dilutive securities:
Restricted stock units	593	501
Performance stock units	303	164
Diluted	21,040	20,569
Basic earnings per share	$0.70	$0.78
Diluted earnings per share	$0.67	$0.76

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

Goodwill

See Note 9, Goodwill and Other Intangible Assets

Recently Issued Financial Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Heidrick Consulting

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of the Company's consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of the Company's consulting revenue is recognized over time utilizing input methods. Revenue recognition over time for the majority of the Company's consulting engagements is measured by total cost or time incurred as a percentage of the total estimated cost or time on the consulting engagement.
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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2023, to March 31, 2024:

	March 31, 2024	December 31, 2023	Change
Contract assets
Unbilled receivables, net	$17,335	$15,318	$2,017
Contract assets	16,540	16,774	(234)
Total contract assets	33,875	32,092	1,783

Contract liabilities
Deferred revenue	$47,377	$45,732	$1,645

During the three months ended March 31, 2024, the Company recognized revenue of $31.2 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2024, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $10.1 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2023	$6,954
Provision for credit losses	1,864
Write-offs	(1,267)
Foreign currency translation	(34)
Balance at March 31, 2024	$7,517
There were no investments with unrealized losses at March 31, 2024 and December 31, 2023.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2024	December 31, 2023
Leasehold improvements	$48,230	$45,050
Office furniture, fixtures and equipment	15,638	14,775
Computer equipment and software	41,140	38,798
Property and equipment, gross	105,008	98,623
Accumulated depreciation	(64,556)	(62,871)
Property and equipment, net	$40,452	$35,752

Depreciation expense for the three months ended March 31, 2024, and 2023, was $2.5 million and $2.0 million, respectively.

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

As of March 31, 2024, office leases have remaining lease terms that range from less than one year to 11.6 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of March 31, 2024, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.9 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$5,637	$4,525
Variable lease cost	2,455	$1,916
Total lease cost	$8,092	$6,441

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,539	$4,811
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,993	$2,570

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, are as follows:

	2024	2023
Weighted Average Remaining Lease Term
Operating leases	7.3 years	6.3 years
Weighted Average Discount Rate
Operating leases	4.92%	3.49%

The future maturities of the Company's operating lease liabilities as of March 31, 2024, for the years ended December 31 are as follows:

Operating Lease Maturity
2024	$15,812
2025	16,952
2026	15,349
2027	15,082
2028	11,676
Thereafter	45,265
Total lease payments	120,136
Less: Interest	21,735
Present value of lease liabilities	$98,401

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents
Balance at March 31, 2024
Cash				$168,635

Level 1(1):
Money market funds				14,018
U.S. Treasury securities	$70,169	$9	$70,178	70,178
Total Level 1	70,169	9	70,178	84,196

Total	$70,169	$9	$70,178	$252,831

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2023
Cash				$221,980	$—

Level 1(1):
Money market funds				13,906	—
U.S. Treasury securities	$242,228	$42	$242,270	176,732	65,538
Total Level 1	242,228	42	242,270	190,638	65,538

Total	$242,228	$42	$242,270	$412,618	$65,538

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $42.5 million and $37.2 million as of March 31, 2024, and December 31, 2023, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$54,835	$—	$—	$54,835	$—	$—

Level 2(2):
Retirement and pension plan assets	12,114	1,260	10,854	—	—	—
Pension benefit obligation	(14,090)	—	—	—	(1,260)	(12,830)
Total Level 2	(1,976)	1,260	10,854	—	(1,260)	(12,830)

Total	$52,859	$1,260	$10,854	$54,835	$(1,260)	$(12,830)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$47,287	$—	$—	$47,287	$—	$—

Level 2(2):
Retirement and pension plan assets	12,394	1,289	11,105	—	—	—
Pension benefit obligation	(14,416)	—	—	—	(1,289)	(13,127)
Total Level 2	(2,022)	1,289	11,105	—	(1,289)	(13,127)

Total	$45,265	$1,289	$11,105	$47,287	$(1,289)	$(13,127)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration and Compensation

The former owners of certain of the Company's acquired businesses are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using a variation of the income approach, known as the real options method. The significant unobservable inputs utilized in the real options method include (1) revenue forecasts; (2) operating expense forecasts; (3) the discount rate; and (4) volatility.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2024:

	Earnout	Contingent Compensation
Balance at December 31, 2023	$(38,601)	$(18,878)
Earnout accretion	(466)	—
Compensation expense	—	(1,988)
Payments	—	4,821
Foreign currency translation	812	491
Balance at March 31, 2024	$(38,255)	$(15,554)

Earnout accruals of $38.3 million and $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of March 31, 2024, and December 31, 2023, respectively. Contingent compensation accruals of $4.1 million and $6.0 million are recorded within Current liabilities - Accrued salaries and benefits as of March 31, 2024, and December 31, 2023, respectively, and contingent compensation accruals of $11.4 million and $12.9 million are recorded within Non-current liabilities - Accrued salaries and benefits as of March 31, 2024, and December 31, 2023, respectively.

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

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	March 31, 2024	December 31, 2023
Executive Search
Americas	$91,547	$91,740
Europe	1,460	1,494
Total Executive Search	93,007	93,234
On-Demand Talent	107,082	109,018
Heidrick Consulting	7,246	7,246
Goodwill, gross	207,335	209,498
Accumulated impairment	(7,246)	(7,246)
Total goodwill	$200,089	$202,252

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the three months ended March 31, 2024, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$91,740	$1,494	$109,018	$7,246	$209,498
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at December 31, 2023	91,740	1,494	109,018	—	202,252

Foreign currency translation	(193)	(34)	(1,936)	—	(2,163)

Goodwill	91,547	1,460	107,082	7,246	207,335
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at March 31, 2024	$91,547	$1,460	$107,082	$—	$200,089

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2024	December 31, 2023
Executive Search
Americas	$17	$22
Europe	79	95
Total Executive Search	96	117
On-Demand Talent	15,541	17,689
Heidrick Consulting	2,668	3,036
Total other intangible assets, net	$18,305	$20,842

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.1	$25,819	$(12,489)	$13,330	$26,195	$(11,443)	$14,752
Trade name	3.0	4,996	(3,317)	1,679	5,067	(3,069)	1,998
Software	3.0	8,504	(5,208)	3,296	8,629	(4,537)	4,092
Total intangible assets	8.2	$39,319	$(21,014)	$18,305	$39,891	$(19,049)	$20,842

Intangible asset amortization expense for the three months ended March 31, 2024, and 2023, was $2.3 million and $1.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2024, for the following years ended December 31, is as follows:

2024	$5,458
2025	5,863
2026	2,486
2027	1,512
2028	885
Thereafter	2,101
Total	$18,305

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	March 31, 2024	December 31, 2023
Contract assets	$33,875	$32,092
Other	14,990	15,831
Total other current assets	$48,865	$47,923

The components of other non-current liabilities are as follows:

	March 31, 2024	December 31, 2023
Earnout liability	$38,255	$38,601
Other	2,897	3,207
Total other non-current liabilities	$41,152	$41,808

11.    Line of Credit

On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment changed the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Amended Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased in the Second Amendment from $175 million as set forth in the original version of the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of March 31, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

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

As of March 31, 2024, 4,679,904 awards have been issued under the Fourth A&R Program, including 792,136 forfeited awards, and 522,232 shares remain available for future awards. The Fourth A&R Program provides that no awards can be granted after May 25, 2033.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2024	2023
Salaries and benefits (1)	$3,441	$2,597
Income tax benefit related to stock-based compensation included in net income	949	715

(1) Includes $0.8 million of expense related to cash-settled restricted stock units for each of the three months ended March 31, 2024, and 2023.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued no restricted stock units for services provided by the non-employee directors during the three months ended March 31, 2024, and 2023, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the three months ended March 31, 2024, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	686,741	$30.33
Granted	240,255	33.13
Vested and converted to common stock	(110,546)	37.61
Forfeited	(7,091)	30.15
Outstanding on March 31, 2024	809,359	$30.17

As of March 31, 2024, there was $12.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The majority of performance stock units are subject to cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of adjusted operating margin or Adjusted EBITDA margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Certain of the Company's senior executives are granted performance stock units that are subject to ratable vesting over a four-year period. The vesting will vary between 0% and 100% of the shares subject to the performance stock units based on the attainment of specified stock price hurdles over the vesting period. The fair value of the awards subject to such stock price hurdles is determined using the Monte Carlo simulation model. The performance stock units are expensed on a straight-line basis over the four-year vesting period.

Performance stock unit activity for the three months ended March 31, 2024, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	239,625	$41.91
Granted	273,536	31.50
Vested and converted to common stock	(104,154)	44.18
Forfeited	(720)	27.82
Outstanding on March 31, 2024	408,287	$34.38

As of March 31, 2024, there was $11.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.7 years.

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

The Company recorded phantom stock-based compensation expense of $0.8 million for both the three months ended March 31, 2024, and 2023.

Phantom stock unit activity for the three months ended March 31, 2024, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2023	187,301
Granted	—
Vested	—
Forfeited	—
Outstanding on March 31, 2024	187,301

As of March 31, 2024, there was $1.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.1 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued no shares of common stock for services provided by the non-employee directors during the three months ended March 31, 2024, and 2023, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no purchases of common stock during the three months ended March 31, 2023, and 2024. As of March 31, 2024, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

13. Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company did not incur any charges during the three months ended March 31, 2024, and 2023, and does not anticipate incurring any future charges under the 2020 Plan.

Changes in the restructuring accrual for the three months ended March 31, 2023, were as follows:

Employee Related
Accrual balance at December 31, 2022	3,422
Cash payments	(3,516)
Exchange rate fluctuations	94
Accrual balance at March 31, 2023	$—

14.    Income Taxes

The Company reported income before taxes of $22.9 million and an income tax provision of $8.9 million for the three months ended March 31, 2024. The Company reported income before taxes of $22.8 million and an income tax provision of $7.2 million for the three months ended March 31, 2023. The effective tax rates for the three months ended March 31, 2024, and 2023, were 38.8% and 31.7%, respectively. The effective tax rate for the three months ended March 31, 2024, was impacted by non-deductible earnout expenses and the mix of income. The effective tax rate for the three months ended March 31, 2023, was impacted by one-time items and the mix of income.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2024, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2023	$42	$647	$(560)	$129
Other comprehensive income before reclassification, net of tax	(33)	(4,058)	—	(4,091)
Balance at March 31, 2024	$9	$(3,411)	$(560)	$(3,962)

16.    Segment Information

The Company has five operating segments. The Executive Search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

In 2023, the Company changed its measure of segment profitability from operating income to Adjusted EBITDA. The following tables include Adjusted EBITDA, which is the measure of segment profitability reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing Adjusted EBITDA and Adjusted EBITDA margin more appropriately reflect its core operations.

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

	Three Months Ended March 31,
	2024	2023
Revenue before reimbursements (net revenue)	$265,197	$239,317

Net income	14,032	15,586
Interest, net	(4,086)	(3,249)
Other, net	(2,571)	(1,809)
Provision for income taxes	8,899	7,243
Operating income	16,274	17,771

Adjustments
Depreciation	2,493	2,004
Intangible amortization	2,297	1,869
Earnout accretion	466	191
Acquisition contingent consideration	1,988	1,659
Deferred compensation plan	2,350	2,133
Total adjustments	9,594	7,856

Adjusted EBITDA	$25,868	$25,627
Adjusted EBITDA margin	9.8%	10.7%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended March 31,
	2024	2023
Revenue
Executive Search
Americas	$136,679	$127,327
Europe	41,481	38,931
Asia Pacific	23,321	24,229
Total Executive Search	201,481	190,487
On-Demand Talent	37,857	31,117
Heidrick Consulting	25,859	17,713
Revenue before reimbursements (net revenue)	265,197	239,317
Reimbursements	3,901	2,802
Total revenue	$269,098	$242,119

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA
Executive Search
Americas	$41,871	$42,124
Europe	3,353	2,081
Asia Pacific	3,195	3,567
Total Executive Search	48,419	47,772
On-Demand Talent	(921)	(1,347)
Heidrick Consulting	(2,027)	(2,795)
Total segment operating income	45,471	43,630
Research and Development	(4,925)	(5,251)
Global Operations Support	(14,678)	(12,752)
Total Adjusted EBITDA	$25,868	$25,627

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.8 million as of March 31, 2024. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws, including statements regarding guidance for the second quarter of 2024 and expectations regarding the Company's One Heidrick strategy and associated investment initiatives. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the conflict in Israel and the Gaza strip, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. We provide our services to a broad range of clients through the expertise of over 500 consultants located in major cities around the world. The Company and its predecessors have been leadership advisors for more than 70 years.

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

On-Demand Talent. Our on-demand talent services provide clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team. In February 2023, we acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany, allowing us to establish and grow our on-demand talent presence in continental Europe.

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

We also remain focused on expanding our revenue streams beyond our executive search business through the investment in the diversification of our product offerings, namely our One Heidrick strategy, and soon to include Heidrick Digital. Through these diversified solutions, we intend to meet our clients' growing talent and human capital needs by providing a more comprehensive suite of offerings.

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, Adjusted EBITDA (defined below; non-GAAP) and Adjusted EBITDA margin (defined below; non-GAAP). These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP (defined below). Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmed search (confirmation) trends, consultant productivity and average revenue per search are used to measure performance. Productivity is as measured by annualized Executive Search net revenue per consultant.

Revenue is driven by market conditions and a combination of the number of executive search engagements, consulting projects, on-demand projects and the average revenue per search or project. With the exception of compensation expense and cost of sales, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus creating the potential to improve Adjusted EBITDA and Adjusted EBITDA margin.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting net revenue, Adjusted EBITDA and Adjusted EBITDA margin.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period ("Adjusted EBITDA margin").

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

The mix of individual consultants who generate revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margin. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors. We pay annual bonuses in the first half of the year following the year in which they are earned.

Second Quarter 2024 Outlook

The Company expects 2024 second quarter consolidated net revenue of between $255 million and $275 million, while acknowledging that continued fluidity in external factors, such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in March 2024 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

The Company's 2024 second quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

(In the following tables, totals and sub-totals may not equal the sum of individual line items due to rounding. All tables are in thousands, except percentages.)

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	1.5	1.2
Total revenue	101.5	101.2

Operating expenses
Salaries and benefits	65.8	66.4
General and administrative expenses	15.6	14.3
Cost of services	10.3	9.5
Research and development	2.2	2.3
Reimbursed expenses	1.5	1.2
Total operating expenses	95.3	93.7

Operating income	6.1	7.4

Non-operating income
Interest, net	1.5	1.4
Other, net	1.0	0.8
Net non-operating income	2.5	2.1

Income before income taxes	8.6	9.5

Provision for income taxes	3.4	3.0

Net income	5.3%	6.5%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2024	2023
Revenue before reimbursements (net revenue)	$265,197	$239,317

Net income	14,032	15,586
Interest, net	(4,086)	(3,249)
Other, net	(2,571)	(1,809)
Provision for income taxes	8,899	7,243
Operating income	16,274	17,771

Adjustments
Depreciation	2,493	2,004
Intangible amortization	2,297	1,869
Earnout accretion	466	191
Acquisition contingent consideration	1,988	1,659
Deferred compensation plan	2,350	2,133
Total adjustments	9,594	7,856

Adjusted EBITDA	$25,868	$25,627
Adjusted EBITDA margin	9.8%	10.7%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended March 31,
	2024	2023
Revenue
Executive Search
Americas	$136,679	$127,327
Europe	41,481	38,931
Asia Pacific	23,321	24,229
Total Executive Search	201,481	190,487
On-Demand Talent	37,857	31,117
Heidrick Consulting	25,859	17,713
Revenue before reimbursements (net revenue)	265,197	239,317
Reimbursements	3,901	2,802
Total revenue	$269,098	$242,119

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA
Executive Search
Americas	$41,871	$42,124
Europe	3,353	2,081
Asia Pacific	3,195	3,567
Total Executive Search	48,419	47,772
On-Demand Talent	(921)	(1,347)
Heidrick Consulting	(2,027)	(2,795)
Total segment operating income	45,471	43,630
Research and Development	(4,925)	(5,251)
Global Operations Support	(14,678)	(12,752)
Total Adjusted EBITDA	$25,868	$25,627

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Total revenue. Consolidated total revenue increased $27.0 million, or 11.1%, to $269.1 million for the three months ended March 31, 2024, from $242.1 million for the three months ended March 31, 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $25.9 million, or 10.8%, to $265.2 million for the three months ended March 31, 2024, from $239.3 million for the three months ended March 31, 2023. Foreign exchange rate fluctuations positively impacted results by $1.1 million, or 0.5%. Executive Search net revenue was $201.5 million for the three months ended March 31, 2024, an increase of $11.0 million, or 5.8%, compared to the three months ended March 31, 2023. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per search. On-Demand Talent net revenue was $37.9 million for the three months ended March 31, 2024, an increase of $6.7 million, or 21.7%, compared to the three months ended March 31, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects associated with the timing of the Atreus acquisition on February 1, 2023. Heidrick Consulting net revenue was $25.9 million for the three months ended March 31, 2024, an increase of $8.1 million, or 46.0%, compared to the three months ended March 31, 2023. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero on April 1, 2023, and an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 424 and 95, respectively, as of March 31, 2024, compared to 432 and 78, respectively, as of March 31, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $1.8 million for the three months ended March 31, 2024, and 2023, respectively. The average revenue per executive search was $136,000 and $124,000 for the three months ended March 31, 2024, and 2023, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $15.6 million, or 9.8%, to $174.4 million for the three months ended March 31, 2024, from $158.9 million for the three months ended March 31, 2023. Fixed compensation increased $5.4 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, stock compensation, separation costs, and expenses related to the deferred compensation plan, partially offset by a decrease in retirement and benefits costs. Variable compensation increased $10.2 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.8 million, or 0.5%.

For the three months ended March 31, 2024, we had an average of 2,224 employees compared to an average of 2,154 employees for the three months ended March 31, 2023.

As a percentage of net revenue, salaries and benefits expense was 65.8% for the three months ended March 31, 2024, compared to 66.4% for the three months ended March 31, 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $7.0 million, or 20.5%, to $41.4 million for the three months ended March 31, 2024, from $34.3 million for the three months ended March 31, 2023. The increase in general and administrative expenses was due to increases in business development travel, office occupancy costs, information technology costs, intangible amortization, marketing expenses, hiring fees, bad debt, and taxes and licenses costs, partially offset by a decrease in insurance and bank fees. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.7%.

As a percentage of net revenue, general and administrative expenses were 15.6% for the three months ended March 31, 2024, compared to 14.3% for the three months ended March 31, 2023.

Cost of services. Consolidated cost of services increased $4.6 million, or 20.1%, to $27.4 million for the three months ended March 31, 2024, from $22.8 million for the three months ended March 31, 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent projects. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 1.0%.

As a percentage of net revenue, cost of services was 10.3% for the three months ended March 31, 2024, compared to 9.5% for the three months ended March 31, 2023.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The results of our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $0.2 million, or 3.4%, to $5.7 million for the three months ended March 31, 2024, from $5.5 million for the three months ended March 31, 2023. R&D expenses consists of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $25.9 million for the three months ended March 31, 2024, an increase of $0.3 million, or 0.9%, compared to $25.6 million for the three months ended March 31, 2023. Adjusted EBITDA margin was 9.8% for the three months ended March 31, 2024, compared to 10.7% for the three months ended March 31, 2023.

Net non-operating income. Net non-operating income was $6.7 million for the three months ended March 31, 2024, compared to $5.1 million for the three months ended March 31, 2023.

Interest, net, was $4.1 million of income for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $2.6 million of income for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023. The income in both periods is primarily due to foreign exchange gains and unrealized gains on the deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $136.7 million for the three months ended March 31, 2024, an increase of 7.3% from $127.3 million for the three months ended March 31, 2023. The increase in net revenue was primarily due to an 8.8% increase in the number of executive search engagements. All practice groups, with the exception of Healthcare & Life Sciences, exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.2%. There were 220 Executive Search consultants in the Americas segment at March 31, 2024, compared to 224 at March 31, 2023.

Salaries and benefits expense increased $8.3 million, or 10.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Fixed compensation increased $0.3 million due to increases in talent acquisition and retention costs, stock compensation, and expenses related to the deferred compensation plan, partially offset by decreases in base salaries and payroll taxes, and retirement and benefits costs. Variable compensation increased $8.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.2 million, or 2.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in office occupancy costs, business development travel, and professional fees, partially offset by a decrease in bad debt.

The Americas segment reported Adjusted EBITDA of $41.9 million for the three months ended March 31, 2024, a decrease of $0.2 million compared to $42.1 million for the three months ended March 31, 2023. Adjusted EBITDA margin was 30.6% for the three months ended March 31, 2024, compared to 33.1% for the three months ended March 31, 2023.

Europe

The Europe segment reported net revenue of $41.5 million for the three months ended March 31, 2024, an increase of 6.6% from $38.9 million for the three months ended March 31, 2023. The increase in net revenue was primarily due to an increase in the average revenue per executive search. All practice groups, with the exception of Financial Services, exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.9 million, or 2.3%. There were 125 Executive Search consultants in the Europe segment at March 31, 2024, compared to 130 at March 31, 2023.

Salaries and benefits expense decreased $0.4 million, or 1.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Fixed compensation decreased $1.3 million due to decreases in retirement and benefits costs, talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by an increase in separation costs. Variable compensation increased $0.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $1.6 million, or 24.2%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in bad debt, business development travel, office occupancy costs, professional fees, and hiring fees, partially offset by a decrease in costs related to taxes and licenses.

The Europe segment reported Adjusted EBITDA of $3.4 million for the three months ended March 31, 2024, an increase of $1.3 million compared to $2.1 million for the three months ended March 31, 2023. Adjusted EBITDA margin was 8.1% for the three months ended March 31, 2024, compared to 5.3% for the three months ended March 31, 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $23.3 million for the three months ended March 31, 2024, a decrease of 3.7% compared to $24.2 million for the three months ended March 31, 2023. The decrease in net revenue was primarily due to a 21.3% decrease in the number of executive search confirmations. Only the Healthcare & Life Sciences and Global Technology & Services practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 2.8%. There were 79 Executive Search consultants in the Asia Pacific segment at March 31, 2024, compared to 78 at March 31, 2023.

Salaries and benefits expense decreased $0.8 million, or 4.7%, for the three months ended March 31, 2024, compared to the three months March 31, 2023. Fixed compensation increased $0.1 million due to increases in talent acquisition and retention costs, partially offset by decreases in base salaries and payroll taxes, separation costs, retirement and benefits costs, and stock compensation. Variable compensation decreased $0.8 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.2 million, or 4.5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in business development travel, costs related to taxes and licenses, bad debt, and marketing expenses, partially offset by decreases in office occupancy costs, hiring fees, and professional fees.

The Asia Pacific segment reported Adjusted EBITDA of $3.2 million for the three months ended March 31, 2024, a decrease of $0.4 million compared to $3.6 million for the three months ended March 31, 2023. Adjusted EBITDA margin was 13.7% for the three months ended March 31, 2024, compared to 14.7% for the three months ended March 31, 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $37.9 million for the three months ended March 31, 2024, an increase of 21.7% compared to $31.1 million for the three months ended March 31, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects associated with the timing of the Atreus acquisition on February 1, 2023. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.8%.

Salaries and benefits expense increased $3.0 million, or 29.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Fixed compensation increased $1.7 million due to increases in base salaries and payroll taxes, partially offset by a decrease in retirement and benefits costs. Variable compensation increased $1.3 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $1.3 million, or 30.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in business development travel, hiring fees, intangible amortization, and office occupancy costs, partially offset by decreases in professional fees and marketing expenses.

Cost of services increased $3.0 million, or 14.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in the volume of On-Demand Talent projects.

The On-Demand Talent segment reported an Adjusted EBITDA loss of $0.9 million for the three months ended March 31, 2024, an improvement of $0.4 million compared to an Adjusted EBITDA loss of $1.3 million for the three months ended March 31, 2023. Adjusted EBITDA margin was (2.4)% for the three months ended March 31, 2024, compared to (4.3)% for the three months ended March 31, 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $25.9 million for the three months ended March 31, 2024, an increase of 46.0% compared to $17.7 million for the three months ended March 31, 2023. The increase in net revenue was primarily due to the acquisition of businessfourzero on April 1, 2023, and increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 2.2%. There were 95 Heidrick Consulting consultants at March 31, 2024 compared to 78 at March 31, 2023.

Salaries and benefits expense increased $4.6 million, or 29.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Fixed compensation increased $3.5 million due to increases in base salaries and payroll taxes, retirement and benefits costs, and separation costs. Variable compensation increased $1.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $2.7 million, or 71.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in business development travel, office occupancy costs, and intangible amortization, partially offset by a decrease in professional fees.

Cost of services increased $1.6 million, or 95.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to an increase in the volume of consulting projects requiring third-party consultants.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $2.0 million for the three months ended March 31, 2024, an improvement of $0.8 million compared to an Adjusted EBITDA loss of $2.8 million for the three months ended March 31, 2023. Adjusted EBITDA margin was (7.8)% for the three months ended March 31, 2024, compared to (15.8)% for the three months ended March 31, 2023.

Global Operations Support

Salaries and benefits expense increased $0.8 million, or 10.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in base salaries and payroll taxes, and stock compensation, partially offset by a decrease in variable compensation.

General and administrative expenses increased $1.1 million, or 24.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increases in expenses related to information technology, marketing, professional fees, and office occupancy, partially offset by decreases in insurance and bank fees, and communication services costs.

Global Operations Support reported an Adjusted EBITDA loss of $14.7 million for the three months ended March 31, 2024, a decrease of $1.9 million compared to an Adjusted EBITDA loss of $12.8 million for the three months ended March 31, 2023. Adjusted EBITDA margin was (5.5)% for the three months ended March 31, 2024, compared to (5.3)% for the three months ended March 31, 2023.

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

We pay annual bonuses in the first half of the year following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

Lines of credit. On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment changed the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Amended Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased in the Second Amendment from $175 million as set forth in the original version of the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of March 31, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2024, December 31, 2023, and March 31, 2023, were $252.8 million, $478.2 million and $204.7 million, respectively. The $252.8 million of cash, cash equivalents and marketable securities at March 31, 2024, includes $158.0 million held by our foreign subsidiaries. A portion of the $158.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $203.4 million for the three months ended March 31, 2024, primarily reflecting a decrease in accrued expenses of $182.6 million and an increase in accounts receivable of $41.1 million, partially offset by net income net of non-cash charges of $21.3 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2023 of $289.8 million, partially offset by 2024 bonus accruals.

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

Cash flows provided by investing activities. Cash provided by investing activities was $54.7 million for the three months ended March 31, 2024, consisting of proceeds from the sale of marketable securities and investments of $66.3 million, partially offset by purchases of marketable securities and investments of $5.4 million, and capital expenditures of $6.2 million.

Cash provided by investing activities was $228.1 million for the three months ended March 31, 2023, consisting of proceeds from sales of marketable securities and investments of $268.0 million, partially offset by costs related to the acquisition of Atreus of $29.9 million, purchases of marketable securities and investments of $6.2 million, and capital expenditures of $3.8 million.

Cash flows used in financing activities. Cash used in financing activities was $6.1 million for the three months ended March 31, 2024, consisting of dividend payments of $3.2 million and employee tax withholding payments on equity transactions of $2.9 million.

Cash used in financing activities was $43.2 million for the three months ended March 31, 2023, consisting of earnout payment of $35.9, related to our 2021 acquisition of Business Talent Group, LLC., employee tax withholding payments on equity transactions of $4.1 million, and dividend payments of $3.1 million.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of March 31, 2024, we had aggregate future lease payment obligations of $98.4 million, with $20.4 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of March 31, 2024, we had asset retirement obligations of $3.2 million, with $1.0 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at March 31, 2024. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024. As of March 31, 2024, we did not have a liability for uncertain tax positions.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 4, 2024, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.4 million for the three months ended March 31, 2024. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Form of Performance Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program**

*10.2	Form of Performance Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program**

*10.3	Form of Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program**

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2024

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)