Form 10-Q
period 2024-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2024-07-29
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of July 26, 2024, there were 20,317,376 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Current assets
Cash and cash equivalents	$189,922	$412,618
Marketable securities	106,963	65,538
Accounts receivable, net of allowances of $7,943 and $6,954, respectively	187,113	133,128
Prepaid expenses	28,016	23,597
Other current assets	43,745	47,923
Income taxes recoverable	7,660	10,410
Total current assets	563,419	693,214

Non-current assets
Property and equipment, net	48,434	35,752
Operating lease right-of-use assets	82,114	86,063
Assets designated for retirement and pension plans	10,779	11,105
Investments	55,927	47,287
Other non-current assets	26,875	17,071
Goodwill	183,150	202,252
Other intangible assets, net	16,411	20,842
Deferred income taxes	29,216	28,005
Total non-current assets	452,906	448,377

Total assets	$1,016,325	$1,141,591

Current liabilities
Accounts payable	$19,515	$20,837
Accrued salaries and benefits	190,225	322,744
Deferred revenue	44,679	45,732
Operating lease liabilities	18,044	21,498
Other current liabilities	25,693	21,823
Income taxes payable	8,593	6,057
Total current liabilities	306,749	438,691

Non-current liabilities
Accrued salaries and benefits	51,404	52,108
Retirement and pension plans	70,855	62,100
Operating lease liabilities	78,120	78,204
Other non-current liabilities	42,562	41,808
Deferred income taxes	5,703	6,402
Total non-current liabilities	248,644	240,622

Total liabilities	555,393	679,313

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,322,456 and 20,127,872 shares issued, 20,317,376 and 20,122,792 shares outstanding at June 30, 2024 and December 31, 2023, respectively	203	201
Treasury stock at cost, 5,080 shares at June 30, 2024 and December 31, 2023	(110)	(110)
Additional paid in capital	254,348	251,988
Retained earnings	212,547	210,070
Accumulated other comprehensive income (loss)	(6,056)	129
Total stockholders’ equity	460,932	462,278

Total liabilities and stockholders’ equity	$1,016,325	$1,141,591
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue before reimbursements (net revenue)	$278,626	$271,225	$543,823	$510,542
Reimbursements	4,251	2,552	8,152	5,354
Total revenue	282,877	273,777	551,975	515,896

Operating expenses
Salaries and benefits	177,892	178,916	352,305	337,775
General and administrative expenses	46,453	40,514	87,816	74,841
Cost of services	29,696	25,306	57,128	48,138
Research and development	5,605	5,658	11,320	11,186
Impairment charges	16,224	7,246	16,224	7,246
Restructuring charges	6,939	—	6,939	—
Reimbursed expenses	4,251	2,552	8,152	5,354
Total operating expenses	287,060	260,192	539,884	484,540

Operating income (loss)	(4,183)	13,585	12,091	31,356

Non-operating income
Interest, net	2,612	1,913	6,698	5,162
Other, net	997	1,377	3,568	3,186
Net non-operating income	3,609	3,290	10,266	8,348

Income (loss) before income taxes	(574)	16,875	22,357	39,704

Provision for income taxes	4,583	7,893	13,482	15,136

Net income (loss)	(5,157)	8,982	8,875	24,568

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2,103)	(88)	(6,161)	314
Net unrealized gain (loss) on available-for-sale investments	9	13	(24)	54
Other comprehensive income (loss), net of tax	(2,094)	(75)	(6,185)	368

Comprehensive income (loss)	$(7,251)	$8,907	$2,690	$24,936

Weighted-average common shares outstanding
Basic	20,259	20,010	20,202	19,958
Diluted	20,259	20,637	21,061	20,701

Earnings (loss) per common share
Basic	$(0.25)	$0.45	$0.44	$1.23
Diluted	$(0.25)	$0.44	$0.42	$1.19

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
Net income	—	—	—	—	—	14,032	—	14,032
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,091)	(4,091)
Common and treasury stock transactions:
Stock-based compensation			—	—	2,644	—	—	2,644
Vesting of equity awards, net of tax withholding	127	1	—	—	(2,863)	—	—	(2,862)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,018)	—	(3,018)
Dividend equivalents on restricted stock units	—	—	—	—	—	(198)	—	(198)
Balance at March 31, 2024	20,254	$202	5	$(110)	$251,769	$220,886	$(3,962)	$468,785
Net income	—	—	—	—	—	(5,157)	—	(5,157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,094)	(2,094)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,465	—	—	3,465
Issuance of common stock	13	—	—	—	—	—	—	—
Vesting of equity awards, net of tax withholding	55	1	—	—	(886)	—	—	(885)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,039)	—	(3,039)
Dividend equivalents on restricted stock units	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	20,322	203	5	(110)	254,348	212,547	(6,056)	460,932

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112
Net income	—	—	—	—	—	8,982	—	8,982
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75)	(75)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,919	—	—	1,919
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Re-issuance of treasury stock	—	—	(16)	439	(34)	—	—	405
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,003)	—	(3,003)
Dividend equivalents on restricted stock units	—	—	—	—	—	(119)	—	(119)
Balance at June 30, 2023	20,038	$200	30	$(819)	$246,226	$186,531	$(3,821)	$428,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows - operating activities
Net income	$8,875	$24,568
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,700	8,692
Deferred income taxes	(2,333)	6,446
Stock-based compensation expense	6,109	3,772
Accretion expense related to earnout payments	935	642
Gain on marketable securities	(980)	(1,694)
Loss on disposal of property and equipment	261	131
Impairment charges	16,224	7,246
Changes in assets and liabilities:
Accounts receivable	(55,842)	(59,990)
Accounts payable	(2,324)	(2,914)
Accrued expenses	(124,747)	(273,811)
Restructuring accrual	4,386	—
Deferred revenue	(673)	543
Income taxes recoverable and payable, net	5,368	(2,588)
Retirement and pension plan assets and liabilities	5,800	6,403
Prepaid expenses	(4,652)	(2,635)
Other assets and liabilities, net	(6,009)	(4,902)
Net cash used in operating activities	(140,902)	(290,091)

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	—	(35,749)
Capital expenditures	(16,538)	(6,814)
Purchases of marketable securities and investments	(115,262)	(27,683)
Proceeds from sales of marketable securities and investments	66,574	268,118
Net cash provided by (used in) investing activities	(65,226)	197,872

Cash flows - financing activities
Repurchases of common stock	—	(904)
Cash dividends paid	(6,398)	(6,234)
Payment of employee tax withholdings on equity transactions	(3,747)	(4,141)
Acquisition earnout payments	—	(35,946)
Net cash used in financing activities	(10,145)	(47,225)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6,423)	1,772

Net decrease in cash, cash equivalents and restricted cash	(222,696)	(137,672)
Cash, cash equivalents and restricted cash at beginning of period	412,618	355,489
Cash, cash equivalents and restricted cash at end of period	$189,922	$217,817

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2024 and December 31, 2023, the results of operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of June 30, 2024, and 2023, and December 31, 2023, and 2022:

	June 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$189,922	$217,776	$412,618	$355,447
Restricted cash included within other non-current assets	—	41	—	42
Total cash, cash equivalents and restricted cash	$189,922	$217,817	$412,618	$355,489

Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings (loss) per share in periods in which they have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(5,157)	$8,982	$8,875	$24,568
Weighted average shares outstanding:
Basic	20,259	20,010	20,202	19,958
Effect of dilutive securities:
Restricted stock units	—	516	615	584
Performance stock units	—	111	244	159
Diluted	20,259	20,637	21,061	20,701
Basic earnings (loss) per share	$(0.25)	$0.45	$0.44	$1.23
Diluted earnings (loss) per share	$(0.25)	$0.44	$0.42	$1.19

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 474,000 and 132,000 common shares, respectively, for the three months ended June 30, 2024, were not included in the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

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

Goodwill

Goodwill represents the difference between the purchase price of acquired businesses and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of its goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

As a result of triggering events, the Company performed interim goodwill impairment evaluations during the three months ended June 30, 2024, and 2023, when the Company determined that it was more likely than not that the fair value of at least one of its reporting units was less than its respective carrying amount.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions; and (5) other factors. As part of the goodwill impairment evaluation, the Company performed a reconciliation of its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium.

Based on the results of the 2024 impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively. Based on the results of the 2023 impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, and 2023 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023. The impairments were non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did they impact the debt covenants under the Company's credit agreement.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2023, to June 30, 2024:

	June 30, 2024	December 31, 2023	Change
Contract assets
Unbilled receivables, net	$19,878	$15,318	$4,560
Contract assets	16,112	16,774	(662)
Total contract assets	35,990	32,092	3,898

Contract liabilities
Deferred revenue	$44,679	$45,732	$(1,053)

During the six months ended June 30, 2024, the Company recognized revenue of $36.2 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2024, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $19.1 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2023	$6,954
Provision for credit losses	3,674
Write-offs	(3,051)
Foreign currency translation	366
Balance at June 30, 2024	$7,943
There were no investments with unrealized losses at June 30, 2024, and December 31, 2023.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2024	December 31, 2023
Leasehold improvements	$49,895	$45,050
Office furniture, fixtures and equipment	15,132	14,775
Computer equipment and software	43,024	38,798
Property and equipment, gross	108,051	98,623
Accumulated depreciation	(59,617)	(62,871)
Property and equipment, net	$48,434	$35,752

Depreciation expense for the three months ended June 30, 2024, and 2023, was $2.0 million and $2.2 million, respectively. Depreciation expense for the six months ending June 30, 2024, and 2023, was $4.5 million and $4.2 million, respectively.

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

As of June 30, 2024, office leases have remaining lease terms that range from less than one year to 11.7 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of June 30, 2024, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.7 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$6,719	$4,567	$12,356	$9,092
Variable lease cost	2,570	$3,071	5,025	4,987
Total lease cost	$9,289	$7,638	$17,381	$14,079

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,807	$10,082
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,447	$7,520

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, are as follows:

	2024	2023
Weighted Average Remaining Lease Term
Operating leases	7.4 years	6.3 years
Weighted Average Discount Rate
Operating leases	5.01%	3.79%

The future maturities of the Company's operating lease liabilities as of June 30, 2024, for the years ended December 31, are as follows:

Operating Lease Maturity
2024	$11,098
2025	17,601
2026	16,018
2027	15,785
2028	12,296
Thereafter	47,313
Total lease payments	120,111
Less: Interest	23,947
Present value of lease liabilities	$96,164

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at June 30, 2024
Cash				$148,574	$—

Level 1(1):
Money market funds				18,686	—
U.S. Treasury securities	$129,607	$18	$129,625	22,662	106,963
Total Level 1	129,607	18	129,625	41,348	106,963

Total	$129,607	$18	$129,625	$189,922	$106,963

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2023
Cash				$221,980	$—

Level 1(1):
Money market funds				13,906	—
U.S. Treasury securities	$242,228	$42	$242,270	176,732	65,538
Total Level 1	242,228	42	242,270	190,638	65,538

Total	$242,228	$42	$242,270	$412,618	$65,538

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $42.8 million and $37.2 million as of June 30, 2024, and December 31, 2023, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$55,927	$—	$—	$55,927	$—	$—

Level 2(2):
Retirement and pension plan assets	12,030	1,251	10,779	—	—	—
Pension benefit obligation	(13,993)	—	—	—	(1,251)	(12,742)
Total Level 2	(1,963)	1,251	10,779	—	(1,251)	(12,742)

Total	$53,964	$1,251	$10,779	$55,927	$(1,251)	$(12,742)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$47,287	$—	$—	$47,287	$—	$—

Level 2(2):
Retirement and pension plan assets	12,394	1,289	11,105	—	—	—
Pension benefit obligation	(14,416)	—	—	—	(1,289)	(13,127)
Total Level 2	(2,022)	1,289	11,105	—	(1,289)	(13,127)

Total	$45,265	$1,289	$11,105	$47,287	$(1,289)	$(13,127)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2024:

	Earnout	Contingent Compensation
Balance at December 31, 2023	$(38,601)	$(18,878)
Earnout accretion	(935)	—
Compensation expense	—	(5,273)
Fair value adjustment	(1,211)	—
Payments	—	4,821
Foreign currency translation	1,047	990
Balance at June 30, 2024	$(39,700)	$(18,340)

Earnout accruals of $39.7 million and $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of June 30, 2024, and December 31, 2023, respectively. Contingent compensation accruals of $4.0 million and $6.0 million are recorded within Current liabilities - Accrued salaries and benefits as of June 30, 2024, and December 31, 2023, respectively, and contingent compensation accruals of $14.4 million and $12.9 million are recorded within Non-current liabilities - Accrued salaries and benefits as of June 30, 2024, and December 31, 2023, respectively.

Goodwill

Goodwill represents the difference between the purchase price of acquired businesses and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2024, an interim goodwill impairment evaluation was conducted to determine the fair value of the Company's reporting units. As a result of this evaluation, the Company recorded impairment charges in the On-Demand Talent and Europe reporting units of $14.8 million and $1.5 million, respectively. The fair value of the reporting units is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of its reporting units using discounted cash flow models.

Other Investments

The Company holds an equity investment that does not have a readily determinable fair value for which the Company uses the measurement alternative prescribed in FASB Accounting Standards Codification Topic 321, Investments-Equity Securities. As of June 30, 2024, the Company held equity investments under the measurement alternative of $11.0 million which are presented in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no impairments or changes resulting from observable transactions for these investments in the three and six months ended June 30, 2024 and no adjustments have been made to the carrying values as of June 30, 2024. There were no equity investments as of December 31, 2023.

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

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	June 30, 2024	December 31, 2023
Executive Search
Americas	$91,191	$91,740
Europe	1,463	1,494
Total Executive Search	92,654	93,234
On-Demand Talent	106,720	109,018
Heidrick Consulting	7,246	7,246
Goodwill, gross	206,620	209,498
Accumulated impairment	(23,470)	(7,246)
Total goodwill	$183,150	$202,252

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the six months ended June 30, 2024, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$91,740	$1,494	$109,018	$7,246	$209,498
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at December 31, 2023	91,740	1,494	109,018	—	202,252

Impairment	—	(1,463)	(14,761)	—	(16,224)
Foreign currency translation	(549)	(31)	(2,298)	—	(2,878)

Goodwill	91,191	1,463	106,720	7,246	206,620
Accumulated impairment losses	—	(1,463)	(14,761)	(7,246)	(23,470)
Balance at June 30, 2024	$91,191	$—	$91,959	$—	$183,150

During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024.

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
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions; and (5) other factors. As part of the goodwill impairment evaluation, the Company performed a reconciliation of its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium.

Based on the results of the 2024 impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively. Based on the results of the 2023 impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, and 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023. The impairments were non-cash in nature and they did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2024	December 31, 2023
Executive Search
Americas	$11	$22
Europe	65	95
Total Executive Search	76	117
On-Demand Talent	13,931	17,689
Heidrick Consulting	2,404	3,036
Total other intangible assets, net	$16,411	$20,842

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.2	$25,729	$(13,532)	$12,197	$26,195	$(11,443)	$14,752
Trade name	3.0	4,950	(3,563)	1,387	5,067	(3,069)	1,998
Software	3.0	8,467	(5,640)	2,827	8,629	(4,537)	4,092
Total intangible assets	8.4	$39,146	$(22,735)	$16,411	$39,891	$(19,049)	$20,842

Intangible asset amortization expense for the three months ended June 30, 2024, and 2023, was $1.9 million and $2.6 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2024, and 2023, was $4.2 million and $4.5 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2024, for the following years ended December 31, is as follows:

2024	$3,620
2025	5,835
2026	2,476
2027	1,506
2028	882
Thereafter	2,092
Total	$16,411

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	June 30, 2024	December 31, 2023
Contract assets	$35,990	$32,092
Other	7,755	15,831
Total other current assets	$43,745	$47,923

The components of other non-current liabilities are as follows:

	June 30, 2024	December 31, 2023
Earnout liability	$39,700	$38,601
Other	2,862	3,207
Total other non-current liabilities	$42,562	$41,808

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

As of June 30, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Stock-Based Compensation and Common Stock

On May 23, 2024, the stockholders of the Company approved an amendment and restatement of the Company's Fourth Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (as so amended, the "Fifth A&R Program") to increase the number of shares of common stock reserved for issuance under the plan by 649,000 shares, among other things. The Fifth A&R Program provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based compensation awards that are valued based upon the grant date fair value of the awards. These awards may be granted to directors, selected employees and independent contractors.

As of June 30, 2024, 4,744,660 awards have been issued under the Fifth A&R Program, including 792,136 forfeited awards, and 834,082 shares remain available for future awards assuming performance stock units vest at maximum levels. The Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Salaries and benefits (1)	$2,429	$806	$5,870	$3,403
General and administrative expenses	1,050	810	1,050	810
Income tax benefit related to stock-based compensation included in net income	958	445	1,907	1,160

(1) Includes $0.1 million of expense and $0.7 million of income related to cash-settled restricted stock units for the three months ended June 30, 2024, and 2023, respectively, and $0.9 million and $0.1 million of expense related to cash-settled restricted stock units for the six months ended June 30, 2024, and 2023, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 16,752 and 16,134 restricted stock units for services provided by the non-employee directors during the three months ended June 30, 2024, and 2023, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the six months ended June 30, 2024, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	686,741	$30.33
Granted	292,447	33.42
Vested and converted to common stock	(193,056)	33.08
Forfeited	(7,091)	30.15
Outstanding on June 30, 2024	779,041	$30.81

As of June 30, 2024, there was $10.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.

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

Certain of the Company's senior executives are granted performance stock units that are subject to ratable vesting over a four-year period. The vesting will vary between 0% and 100% of the shares subject to the performance stock units based on the attainment of specified stock price hurdles over the vesting period. The fair value of the awards subject to such stock price hurdles is determined using the Monte Carlo simulation model. The performance stock units are expensed on a straight-line basis over the derived service period, which ranges from one to four-years.

Performance stock unit activity for the six months ended June 30, 2024, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	239,625	$41.91
Granted	273,536	32.64
Vested and converted to common stock	(104,154)	44.18
Forfeited	(720)	27.82
Outstanding on June 30, 2024	408,287	$35.14

As of June 30, 2024, there was $8.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.6 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Phantom stock units are subject to vesting over a three-year or four-year period, and such vesting is subject to certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company classifies the awards as liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards on the balance sheet date is determined using the closing share price of the Company's common stock on that date.

The Company recorded phantom stock-based compensation expense of less than $0.1 million of expense and $0.7 million of income related to cash-settled restricted stock units for the three months ended June 30, 2024, and 2023, respectively, and $0.9 million and $0.1 million of expense related to cash-settled restricted stock units for the six months ended June 30, 2024, and 2023, respectively.

Phantom stock unit activity for the six months ended June 30, 2024, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2023	187,301
Granted	33,247
Vested	—
Forfeited	—
Outstanding on June 30, 2024	220,548

As of June 30, 2024, there was $1.6 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.5 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued 12,564 and 16,134 shares of common stock for services provided by the non-employee directors during the three months ended June 30, 2024, and 2023, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock during the three or six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. Prior to 2023, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of June 30, 2024, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

13. Restructuring

During the three months ended June 30, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction.

Restructuring charges for the three and six months ended June 30, 2024, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

Changes in the restructuring accrual for the six months ended June 30, 2024, were as follows:

Accrual balance at December 31, 2023	—
Restructuring charges	6,939
Cash payments	(2,570)
Non-cash write-offs	(6)
Exchange rate fluctuations	23
Accrual balance at June 30, 2024	$4,386
Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of June 30, 2024.

14.    Income Taxes

The Company reported loss before taxes of $0.6 million and an income tax provision of $4.6 million for the three months ended June 30, 2024. The Company reported income before taxes of $16.9 million and an income tax provision of $7.9 million for the three months ended June 30, 2023. The effective tax rates for the three months ended June 30, 2024, and 2023, were (798.4)% and 46.8%, respectively. The effective tax rate for the three months ended June 30, 2024, was impacted by the tax effect on goodwill impairment and the mix of income. The effective tax rate for the three months ended June 30, 2023, was impacted by the tax effect on goodwill impairment and the inability to recognize losses.

The Company reported income before taxes of $22.4 million and an income tax provision of $13.5 million for the six months ended June 30, 2024. The Company reported income before taxes of $39.7 million and an income tax provision of $15.1 million for the six months ended June 30, 2023. The effective tax rates for the six months ended June 30, 2024, and 2023, were 60.3% and 38.1%, respectively. The effective tax rate for the six months ended June 30, 2024, was impacted by the tax effect on goodwill impairment and the mix of income. The effective tax rate for the six months ended June 30, 2023, was impacted by the tax effect on goodwill impairment and the inability to recognize losses.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2024, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2023	$42	$647	$(560)	$129
Other comprehensive loss before reclassification, net of tax	(24)	(6,161)	—	(6,185)
Balance at June 30, 2024	$18	$(5,514)	$(560)	$(6,056)

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

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) net revenue and (2) Adjusted EBITDA, which is defined as net income before interest, other income or expense, income taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue in the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue before reimbursements (net revenue)	$278,626	$271,225	$543,823	$510,542

Net income (loss)	(5,157)	8,982	8,875	24,568
Interest, net	(2,612)	(1,913)	(6,698)	(5,162)
Other, net	(997)	(1,377)	(3,568)	(3,186)
Provision for income taxes	4,583	7,893	13,482	15,136
Operating income (loss)	(4,183)	13,585	12,091	31,356

Adjustments
Depreciation	1,990	2,172	4,483	4,176
Intangible amortization	1,920	2,647	4,217	4,516
Earnout accretion	469	451	935	642
Earnout fair value adjustments	1,211	—	1,211	—
Acquisition contingent consideration	3,285	3,784	5,273	5,443
Deferred compensation plan	956	1,603	3,306	3,736
Reorganization costs	—	3,396	—	3,396
Impairment charges	16,224	7,246	16,224	7,246
Restructuring charges	6,939	—	6,939	—
Total adjustments	32,994	21,299	42,588	29,155

Adjusted EBITDA	$28,811	$34,884	$54,679	$60,511
Adjusted EBITDA margin	10.3%	12.9%	10.1%	11.9%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Executive Search
Americas	$147,078	$138,563	$283,757	$265,890
Europe	40,082	45,567	81,563	84,498
Asia Pacific	22,807	22,649	46,128	46,878
Total Executive Search	209,967	206,779	411,448	397,266
On-Demand Talent	41,895	39,240	79,752	70,357
Heidrick Consulting	26,764	25,206	52,623	42,919
Revenue before reimbursements (net revenue)	278,626	271,225	543,823	510,542
Reimbursements	4,251	2,552	8,152	5,354
Total revenue	$282,877	$273,777	$551,975	$515,896

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA
Executive Search
Americas	$48,112	$46,079	$89,983	$88,203
Europe	2,840	5,456	6,193	7,537
Asia Pacific	1,740	1,630	4,935	5,197
Total Executive Search	52,692	53,165	101,111	100,937
On-Demand Talent	(1,629)	2,587	(2,550)	1,240
Heidrick Consulting	(1,395)	(1,662)	(3,422)	(4,457)
Total segment operating income	49,668	54,090	95,139	97,720
Research and Development	(4,781)	(5,218)	(9,706)	(10,469)
Global Operations Support	(16,076)	(13,988)	(30,754)	(26,740)
Total Adjusted EBITDA	$28,811	$34,884	$54,679	$60,511

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.8 million as of June 30, 2024. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws, expectations regarding the Company's One Heidrick strategy and associated investment initiatives. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

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

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. We provide our services to a broad range of clients through the expertise of 500 consultants located in major cities around the world. The Company and its predecessors have been leadership advisors for more than 70 years.

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

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) net revenue and (2) Adjusted EBITDA, which is defined as net income before interest, other income or expense, income taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period.

Consolidated Adjusted EBITDA and Adjusted EBITDA margin and total Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

We believe the presentation of these non-GAAP financial measures provides meaningful supplemental information and, when presented together with financial measures that have been determined in accordance with GAAP, a more complete understanding of our ongoing operating results, including underlying trends. These non-GAAP financial measures are used by management in their financial and operating decision making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and evaluation. We also believe that these non-GAAP financial measures, when considered together with our GAAP financial measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.

Our Compensation Model

At the consultant level, there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. Overall, Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense.

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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.5	0.9	1.5	1.0
Total revenue	101.5	100.9	101.5	101.0

Operating expenses
Salaries and benefits	63.8	66.0	64.8	66.2
General and administrative expenses	16.7	14.9	16.1	14.7
Cost of services	10.7	9.3	10.5	9.4
Research and development	2.0	2.1	2.1	2.2
Impairment charges	5.8	2.7	3.0	1.4
Restructuring charges	2.5	—	1.3	—
Reimbursed expenses	1.5	0.9	1.5	1.0
Total operating expenses	103.0	95.9	99.3	94.9

Operating income (loss)	(1.5)	5.0	2.2	6.1

Non-operating income
Interest, net	0.9	0.7	1.2	1.0
Other, net	0.4	0.5	0.7	0.6
Net non-operating income	1.3	1.2	1.9	1.6

Income before income taxes	(0.2)	6.2	4.1	7.8

Provision for income taxes	1.6	2.9	2.5	3.0

Net income (loss)	(1.9)%	3.3%	1.6%	4.8%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue before reimbursements (net revenue)	$278,626	$271,225	$543,823	$510,542

Net income (loss)	(5,157)	8,982	8,875	24,568
Interest, net	(2,612)	(1,913)	(6,698)	(5,162)
Other, net	(997)	(1,377)	(3,568)	(3,186)
Provision for income taxes	4,583	7,893	13,482	15,136
Operating income (loss)	(4,183)	13,585	12,091	31,356

Adjustments
Depreciation	1,990	2,172	4,483	4,176
Intangible amortization	1,920	2,647	4,217	4,516
Earnout accretion	469	451	935	642
Earnout fair value adjustments	1,211	—	1,211	—
Acquisition contingent consideration	3,285	3,784	5,273	5,443
Deferred compensation plan	956	1,603	3,306	3,736
Reorganization costs	—	3,396	—	3,396
Impairment charges	16,224	7,246	16,224	7,246
Restructuring charges	6,939	—	6,939	—
Total adjustments	32,994	21,299	42,588	29,155

Adjusted EBITDA	$28,811	$34,884	$54,679	$60,511
Adjusted EBITDA margin	10.3%	12.9%	10.1%	11.9%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Executive Search
Americas	$147,078	$138,563	$283,757	$265,890
Europe	40,082	45,567	81,563	84,498
Asia Pacific	22,807	22,649	46,128	46,878
Total Executive Search	209,967	206,779	411,448	397,266
On-Demand Talent	41,895	39,240	79,752	70,357
Heidrick Consulting	26,764	25,206	52,623	42,919
Revenue before reimbursements (net revenue)	278,626	271,225	543,823	510,542
Reimbursements	4,251	2,552	8,152	5,354
Total revenue	$282,877	$273,777	$551,975	$515,896

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA
Executive Search
Americas	$48,112	$46,079	$89,983	$88,203
Europe	2,840	5,456	6,193	7,537
Asia Pacific	1,740	1,630	4,935	5,197
Total Executive Search	52,692	53,165	101,111	100,937
On-Demand Talent	(1,629)	2,587	(2,550)	1,240
Heidrick Consulting	(1,395)	(1,662)	(3,422)	(4,457)
Total segment operating income	49,668	54,090	95,139	97,720
Research and Development	(4,781)	(5,218)	(9,706)	(10,469)
Global Operations Support	(16,076)	(13,988)	(30,754)	(26,740)
Total Adjusted EBITDA	$28,811	$34,884	$54,679	$60,511

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Total revenue. Consolidated total revenue increased $9.1 million, or 3.3%, to $282.9 million for the three months ended June 30, 2024, from $273.8 million for the three months ended June 30, 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $7.4 million, or 2.7%, to $278.6 million for the three months ended June 30, 2024, compared to $271.2 million for the three months ended June 30, 2023. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 0.4%. Executive Search net revenue was $210.0 million for the three months ended June 30, 2024, an increase of $3.2 million, or 1.5%, compared to the three months ended June 30, 2023. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per search. On-Demand Talent net revenue was $41.9 million for the three months ended June 30, 2024, an increase of $2.7 million, or 6.8%, compared to the three months ended June 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $26.8 million for the three months ended June 30, 2024, an increase of $1.6 million, or 6.2%, compared to the three months ended June 30, 2023. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 415 and 85, respectively, as of June 30, 2024, compared to 423 and 89, respectively, as of June 30, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the three months ended June 30, 2024, and 2023, respectively. The average revenue per executive search was $151,000 and $146,000 for the three months ended June 30, 2024, and 2023, respectively.

Salaries and benefits. Consolidated salaries and benefits expense decreased $1.0 million, or 0.6%, to $177.9 million for the three months ended June 30, 2024, compared to $178.9 million for the three months ended June 30, 2023. Fixed compensation decreased $3.0 million due to decreases in separation costs, talent acquisition and retention costs, retirement and benefits costs, and expenses related to the deferred compensation plan, partially offset by increases in stock compensation, and base salaries and payroll taxes. Variable compensation increased $1.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 0.4%.

For the three months ended June 30, 2024, we had an average of 2,196 employees compared to an average of 2,246 employees for the three months ended June 30, 2023.

As a percentage of net revenue, salaries and benefits expense was 63.8% for the three months ended June 30, 2024, compared to 66.0% for the three months ended June 30, 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $5.9 million, or 14.7%, to $46.5 million for the three months ended June 30, 2024, compared to $40.5 million for the three months ended June 30, 2023. The increase in general and administrative expenses was due to costs associated with the 2024 Global Partner Conference, an adjustment to increase the earnout accruals for Atreus Group GmbH ("Atreus") and businessfourzero, professional fees, hiring fees, and marketing expenses, partially offset by a decrease in intangible amortization. Foreign exchange rate fluctuations positively impacted results by $0.1 million, or 0.3%.

As a percentage of net revenue, general and administrative expenses were 16.7% for the three months ended June 30, 2024, compared to 14.9% for the three months ended June 30, 2023.

Cost of services. Consolidated cost of services increased $4.4 million, or 17.3%, to $29.7 million for the three months ended June 30, 2024, compared to $25.3 million for the three months ended June 30, 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations positively impacted results by $0.1 million, or 0.5%.

As a percentage of net revenue, cost of services was 10.7% for the three months ended June 30, 2024, compared to 9.3% for the three months ended June 30, 2023.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense decreased $0.1 million, or 0.9%, to $5.6 million for the three months ended June 30, 2024, compared to $5.7 million for the three months ended June 30, 2023. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit, as well as an impairment charge of $1.5 million in the Europe reporting unit. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended June 30, 2024, and 2023, respectively, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, respectively. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred $6.9 million in restructuring charges during the three months ended June 30, 2024, related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $28.8 million for the three months ended June 30, 2024, a decrease of $6.1 million, or 17.4%, compared to $34.9 million for the three months ended June 30, 2023. Adjusted EBITDA margin was 10.3% for the three months ended June 30, 2024, compared to 12.9% for the three months ended June 30, 2023.

Net non-operating income. Net non-operating income was $3.6 million for the three months ended June 30, 2024, compared to $3.3 million for the three months ended June 30, 2023.

Interest, net, was $2.6 million of income for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $1.0 million of income for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. The income for the three months ended June 30, 2024, was primarily due to unrealized gains on the deferred compensation plan and foreign exchange gains. The income for the three months ended June 30, 2023, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $147.1 million for the three months ended June 30, 2024, an increase of 6.1% compared to $138.6 million for the three months ended June 30, 2023. The increase in net revenue was primarily due to an increase in the revenue per search, as well as a 2.5% increase in the number of executive search engagements. All practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.1%. There were 216 Executive Search consultants in the Americas segment at June 30, 2024, compared to 219 at June 30, 2023.

Salaries and benefits expense increased $4.6 million, or 5.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Fixed compensation decreased $1.0 million due to decreases in expenses related to the deferred compensation plan, retirement and benefits costs, base salaries and payroll taxes, talent acquisition and retention costs, and separation costs, partially offset by an increase in stock compensation. Variable compensation increased $5.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.9 million, or 7.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to increases in costs associated with the 2024 Global Partner Conference, expenses related to information technology, and professional fees, partially offset by decreases in office occupancy costs, business development travel, the use of external third-party consultants, and bad debt.

Restructuring charges for the three months ended June 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Americas segment reported Adjusted EBITDA of $48.1 million for the three months ended June 30, 2024, an increase of $2.0 million compared to $46.1 million for the three months ended June 30, 2023. Adjusted EBITDA margin was 32.7% for the three months ended June 30, 2024, compared to 33.3% for the three months ended June 30, 2023.

Europe

The Europe segment reported net revenue of $40.1 million for the three months ended June 30, 2024, a decrease of 12.0% compared to $45.6 million for the three months ended June 30, 2023. The decrease in net revenue was primarily due to an 18.0% decrease in the number of executive search engagements. The Life Sciences practice group exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.3%. There were 121 Executive Search consultants in the Europe segment at June 30, 2024, compared to 129 at June 30, 2023.

Salaries and benefits expense decreased $6.9 million, or 19.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Fixed compensation decreased $4.0 million due to decreases in separation costs, talent acquisition and retention costs, base salaries and payroll taxes, and retirement and benefits costs, partially offset by an increase in stock compensation. Variable compensation decreased $2.9 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $1.0 million, or 13.9%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to office occupancy costs, and business development travel, partially offset by decreases in professional fees and the use of external third-party consultants.

Impairment charges for the three months ended June 30, 2024, were $1.5 million as a result of an interim goodwill impairment evaluation. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

Restructuring charges for the three months ended June 30, 2024, were $0.9 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Europe segment reported Adjusted EBITDA of $2.8 million for the three months ended June 30, 2024, a decrease of $2.6 million compared to $5.5 million for the three months ended June 30, 2023. Adjusted EBITDA margin was 7.1% for the three months ended June 30, 2024, compared to 12.0% for the three months ended June 30, 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $22.8 million for the three months ended June 30, 2024, an increase of 0.7% compared to $22.6 million for the three months ended June 30, 2023. The increase in net revenue was primarily due to a 14.7% increase in the number of executive search confirmations. All practice groups, with the exception of Consumer and Social Impact, exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 2.6%. There were 78 Executive Search consultants in the Asia Pacific segment at June 30, 2024, compared to 75 at June 30, 2023.

Salaries and benefits expense decreased $0.3 million, or 2.0%, for the three months ended June 30, 2024, compared to the three months June 30, 2023. Fixed compensation increased $0.2 million due to increases in talent acquisition and retention costs, retirement and benefits costs, and stock compensation, partially offset by decreases in base salaries and payroll taxes, and separation costs. Variable compensation decreased $0.6 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.2 million, or 5.6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to increases in bad debt, and costs related to taxes and licenses, partially offset by decreases in professional fees and office occupancy costs.

Restructuring charges for the three months ended June 30, 2024, were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $1.7 million for the three months ended June 30, 2024, an increase of $0.1 million compared to $1.6 million for the three months ended June 30, 2023. Adjusted EBITDA margin was 7.6% for the three months ended June 30, 2024, compared to 7.2% for the three months ended June 30, 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $41.9 million for the three months ended June 30, 2024, an increase of 6.8% compared to $39.2 million for the three months ended June 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.5%.

Salaries and benefits expense increased $0.4 million, or 3.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Fixed compensation decreased $0.7 million due to decreases in separation costs, and retirement and benefits costs, partially offset by increases in base salaries and payroll taxes, talent acquisition and retention costs, and stock compensation. Variable compensation increased $1.1 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $2.3 million, or 41.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to an adjustment to increase the earnout accrual for Atreus, increases in hiring fees, expenses related to information technology, office occupancy costs, marketing expenses, and taxes and licenses costs, partially offset by decreases in business development travel and intangible amortization.

Cost of services increased $3.7 million, or 15.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in the volume of On-Demand Talent projects.

During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

Restructuring charges for the three months ended June 30, 2024, were $0.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The On-Demand Talent segment reported an Adjusted EBITDA loss of $1.6 million for the three months ended June 30, 2024, a decrease of $4.2 million compared to Adjusted EBITDA of $2.6 million for the three months ended June 30, 2023. Adjusted EBITDA margin was (3.9)% for the three months ended June 30, 2024, compared to 6.6% for the three months ended June 30, 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $26.8 million for the three months ended June 30, 2024, an increase of 6.2% compared to $25.2 million for the three months ended June 30, 2023. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations negatively impacted results by less than $0.1 million, or 0.1%. There were 85 Heidrick Consulting consultants at June 30, 2024 compared to 89 at June 30, 2023.

Salaries and benefits expense decreased $0.1 million, or 0.6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Fixed compensation increased $0.8 million due to increases in base salaries and payroll taxes, and retirement and benefits costs, partially offset by decreases in stock compensation, and talent acquisition and retention costs. Variable compensation decreased $1.0 million due to a decrease in headcount as a result of the workforce reduction.

General and administrative expenses increased $0.8 million, or 13.9%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to increases in office occupancy costs.

Cost of services increased $0.7 million, or 41.3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to an increase in the volume of consulting projects requiring third-party consultants.

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

Restructuring charges for the three months ended June 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $1.4 million for the three months ended June 30, 2024, an improvement of $0.3 million compared to an Adjusted EBITDA loss of $1.7 million for the three months ended June

30, 2023. Adjusted EBITDA margin was (5.2)% for the three months ended June 30, 2024, compared to (6.6)% for the three months ended June 30, 2023.

Global Operations Support

Salaries and benefits expense increased $1.3 million, or 15.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to increases in stock compensation, and base salaries and payroll taxes, partially offset by a decrease in variable compensation.

General and administrative expenses increased $0.8 million, or 12.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to increases in professional fees, office occupancy costs, and business development travel, partially offset by decreases in hiring fees, expenses related to information technology, and taxes and licenses costs.

Restructuring charges for the three months ended June 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $16.1 million for the three months ended June 30, 2024, a decrease of $2.1 million compared to an Adjusted EBITDA loss of $14.0 million for the three months ended June 30, 2023. Adjusted EBITDA margin was (5.7)% for the three months ended June 30, 2024, compared to (5.1)% for the three months ended June 30, 2023.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Total revenue. Consolidated total revenue increased $36.1 million, or 7.0%, to $552.0 million for the six months ended June 30, 2024, compared to $515.9 million for the six months ended June 30, 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $33.3 million, or 6.5%, to $543.8 million for the six months ended June 30, 2024, compared to $510.5 million for the six months ended June 30, 2023. Foreign exchange rate fluctuations had an immaterial impact on net revenue. Executive Search net revenue was $411.4 million for the six months ended June 30, 2024, an increase of $14.2 million, or 3.6%, compared to the six months ended June 30, 2023. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per search. On-Demand Talent net revenue was $79.8 million for the six months ended June 30, 2024, an increase of $9.4 million, or 13.4%, compared to the six months ended June 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects and the timing of the Atreus acquisition in February 2023. Heidrick Consulting net revenue was $52.6 million for the six months ended June 30, 2024, an increase of $9.7 million, or 22.6%, compared to the six months ended June 30, 2023. The increase in Heidrick Consulting revenue was primarily due an increase in leadership assessment and development consulting engagements compared to the prior year period and the timing of the businessfourzero acquisition in April 2023.

The number of Executive Search and Heidrick Consulting consultants was 415 and 85, respectively, as of June 30, 2024, compared to 423 and 89, respectively, as of June 30, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the six months ended June 30, 2024, and 2023, respectively. The average revenue per executive search was $143,000 and $135,000 for the six months ended June 30, 2024, and 2023, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $14.5 million, or 4.3%, to $352.3 million for the six months ended June 30, 2024, compared to $337.8 million for the six months ended June 30, 2023. Fixed compensation increased $2.4 million due to increases in base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs, partially offset by decreases in separation costs, retirement and benefit costs, and the deferred compensation plan. Variable compensation increased $12.1 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or less than 0.1%.

For the six months ended June 30, 2024, we had an average of 2,207 employees compared to an average of 2,199 employees for the six months ended June 30, 2023.

As a percentage of net revenue, salaries and benefits expense was 64.8% for the six months ended June 30, 2024, compared to 66.2% for the six months ended June 30, 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $13.0 million, or 17.3%, to $87.8 million for the six months ended June 30, 2024, compared to $74.8 million for the six months ended June 30, 2023. The increase in general and administrative expenses was due to increases in costs associated with the 2024 Global Partner Conference, increases in earnout accruals for Atreus and businessfourzero, office occupancy costs, business development travel, professional fees, information technology costs, hiring fees, marketing expenses, taxes and licenses costs, and bad debt, partially offset by decreases in costs related to the use of external third-party consultants, insurance and bank fees, and communication services costs. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.2%.

As a percentage of net revenue, general and administrative expenses were 16.1% for the six months ended June 30, 2024, compared to 14.7% for the six months ended June 30, 2023.

Cost of services. Consolidated cost of services increased $9.0 million, or 18.7%, to $57.1 million for the six months ended June 30, 2024, compared to $48.1 million for the six months ended June 30, 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects, and the timing of the Atreus acquisition in February 2023. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.2%.

As a percentage of net revenue, cost of services was 10.5% for the six months ended June 30, 2024, compared to 9.4% for the six months ended June 30, 2023.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $0.1 million, or 1.2%, to $11.3 million for the six months ended June 30, 2024, compared to $11.2 million for the six months ended June 30, 2023. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit, as well as an impairment charge of $1.5 million in the Europe reporting unit. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023.Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2024, and 2023, respectively, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023, respectively. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $6.9 million in restructuring charges during the six months ended June 30, 2024, related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $54.7 million for the six months ended June 30, 2024, a decrease of $5.8 million, or 9.6%, compared to $60.5 million for the six months ended June 30, 2023. Adjusted EBITDA margin was 10.1% for the six months ended June 30, 2024, compared to 11.9% for the six months ended June 30, 2023.

Net non-operating income. Net non-operating income was $10.3 million for the six months ended June 30, 2024, compared to $8.3 million for the six months ended June 30, 2023.

Interest, net, was $6.7 million of income for the six months ended June 30, 2024, compared to $5.2 million for the six months ended June 30, 2023, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $3.6 million of income for the six months ended June 30, 2024, compared to $3.2 million for the six months ended June 30, 2023. The income for the six months ended June 30, 2024, was primarily due to unrealized gains on the deferred compensation plan and foreign exchange gains. The income for the three months ended June 30, 2023, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $283.8 million for the six months ended June 30, 2024, an increase of 6.7% compared to $265.9 million for the six months ended June 30, 2023. The increase in net revenue was primarily due to a 5.7% increase in the number of executive search engagements. All practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $0.1 million, or less than 0.1%. There were 216 Executive Search consultants in the Americas segment at June 30, 2024, compared to 219 at June 30, 2023.

Salaries and benefits expense increased $13.0 million, or 8.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Fixed compensation decreased $0.6 million due to decreases in base salaries and payroll taxes, retirement and benefits costs, the deferred compensation plan, and separation costs, partially offset by increases in talent acquisition and retention costs, and stock compensation. Variable compensation increased $13.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $1.1 million, or 4.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in costs associated with the 2024 Global Partner Conference, professional fees, and information technology costs, partially offset by decreases in bad debt and costs related to the use of external third-party consultants.

Restructuring charges for the six months ended June 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Americas segment reported Adjusted EBITDA of $90.0 million for the six months ended June 30, 2024, an increase of $1.8 million compared to $88.2 million for the six months ended June 30, 2023. Adjusted EBITDA margin was 31.7% for the six months ended June 30, 2024, compared to 33.2% for the six months ended June 30, 2023.

Europe

The Europe segment reported net revenue of $81.6 million for the six months ended June 30, 2024, a decrease of 3.5% compared to $84.5 million for the six months ended June 30, 2023. The decrease in net revenue was primarily due to a 13.6% decrease in the number of executive search confirmations. The Life Sciences, Social Impact, and Global Technology & Services practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 0.9%. There were 121 Executive Search consultants in the Europe segment at June 30, 2024, compared to 129 at June 30, 2023.

Salaries and benefits expense decreased $7.2 million, or 10.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Fixed compensation decreased $5.3 million due to decreases in separation costs, talent acquisition and retention costs, retirement and benefit costs, and base salaries and payroll taxes, partially offset by an increase in stock compensation. Variable compensation decreased $1.9 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $2.6 million, or 18.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in office occupancy costs, bad debt, and business development travel, partially offset by decreases in professional fees and costs related to the use of external third-party consultants.

Impairment charges for the six months ended June 30, 2024, were $1.5 million as a result of an interim goodwill impairment evaluation. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

Restructuring charges for the six months ended June 30, 2024, were $0.9 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Europe segment reported Adjusted EBITDA of $6.2 million for the six months ended June 30, 2024, a decrease of $1.3 million compared to $7.5 million for the six months ended June 30, 2023. Adjusted EBITDA margin was 7.6% for the six months ended June 30, 2024, compared to 8.9% for the six months ended June 30, 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $46.1 million for the six months ended June 30, 2024, a decrease of 1.6% compared to $46.9 million for the six months ended June 30, 2023. The decrease in net revenue was primarily due to a 6.0% decrease in the number of executive search confirmations, partially offset by an increase in the average revenue per executive search. The Global Technology & Services, Life Sciences, and Financial Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 2.7%. There were 78 Executive Search consultants in the Asia Pacific segment at June 30, 2024, compared to 75 at June 30, 2023.

Salaries and benefits expense decreased $1.1 million, or 3.3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Fixed compensation increased $0.3 million due to increases in talent acquisition and retention costs, retirement and benefits costs, and stock compensation, partially offset by decreases in base salaries and payroll taxes, and separation costs. Variable compensation decreased $1.4 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.4 million, or 5.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in business development travel, bad debt, and costs related to taxes and licenses, partially offset by decreases in office occupancy costs, professional fees, and hiring fees.

Restructuring charges for the three months ended June 30, 2024, were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $4.9 million for the six months ended June 30, 2024, a decrease of $0.3 million compared to $5.2 million for the six months ended June 30, 2023. Adjusted EBITDA margin was 10.7% for the six months ended June 30, 2024, compared to 11.1% for the six months ended June 30, 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $79.8 million for the six months ended June 30, 2024, an increase of 13.4% compared to $70.4 million for the six months ended June 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects and the timing of the Atreus acquisition in February 2023. Foreign exchange rate fluctuations positively impacted results by $0.1 million, or 0.1%.

Salaries and benefits expense increased $3.4 million, or 14.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Fixed compensation increased $1.0 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, and stock compensation, partially offset by decreases in separation costs, and retirement and benefits costs. Variable compensation increased $2.4 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $3.6 million, or 36.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in hiring fees, an adjustment to increase the earnout accrual for Atreus, office occupancy costs, and information technology costs, partially offset by decreases in intangible amortization, business development travel, and professional fees.

Cost of services increased $6.7 million, or 14.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in the volume of On-Demand Talent projects.

During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

Restructuring charges for the six months ended June 30, 2024, were $0.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The On-Demand Talent segment reported an Adjusted EBITDA loss of $2.6 million for the six months ended June 30, 2024, a decrease of $3.9 million compared to Adjusted EBITDA of $1.2 million for the six months ended June 30, 2023. Adjusted EBITDA margin was (3.2)% for the six months ended June 30, 2024, compared to 1.8% for the six months ended June 30, 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $52.6 million for the six months ended June 30, 2024, an increase of 22.6% compared to $42.9 million for the six months ended June 30, 2023. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.9%. There were 85 Heidrick Consulting consultants at June 30, 2024, compared to 89 at June 30, 2023.

Salaries and benefits expense increased $4.4 million, or 12.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Fixed compensation increased $4.3 million due to increases in base salaries and payroll taxes, retirement and benefit costs, and separation costs, partially offset by decreases in stock compensation, and talent acquisition and retention costs. Variable compensation increased $0.1 million due to higher bonus accruals related to increased consultant productivity, partially offset by a decrease in headcount as a result of the workforce reduction.

General and administrative expenses increased $3.4 million, or 37.3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in office occupancy costs, business development travel, intangible amortization, and an adjustment to increase the earnout accrual for businessfourzero, partially offset by a decrease in professional fees.

Cost of services increased $2.3 million, or 69.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to an increase in the volume of consulting projects requiring third-party consultants.

During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023.

Restructuring charges for the six months ended June 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $3.4 million for the six months ended June 30, 2024, an improvement of $1.1 million compared to an Adjusted EBITDA loss of $4.5 million for the six months ended June 30, 2023. Adjusted EBITDA margin was (6.5)% for the three months ended June 30, 2024, compared to (10.4)% for the six months ended June 30, 2023.

Global Operations Support

Salaries and benefits expense increased $2.1 million, or 12.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in stock compensation, base salaries and payroll taxes, and retirement and benefits costs, partially offset by decreases in variable compensation and separation costs.

General and administrative expenses increased $1.9 million, or 17.6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases in professional fees, information technology costs, marketing expenses, office occupancy costs, other operating expense, and business development travel, partially offset by decreases in insurance and bank fees, communication services costs, and hiring fees.

Restructuring charges for the six months ended June 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $30.8 million for the six months ended June 30, 2024, a decrease of $4.1 million compared to an Adjusted EBITDA loss of $26.7 million for the six months ended June 30, 2023. Adjusted EBITDA margin was (5.7)% for the six months ended June 30, 2024, compared to (5.2)% for the six months ended June 30, 2023.

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

As of June 30, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2024, December 31, 2023, and June 30, 2023, were $296.9 million, $478.2 million and $239.0 million, respectively. The $296.9 million of cash, cash equivalents and marketable securities at June 30, 2024, includes $141.2 million held by our foreign subsidiaries. A portion of the $141.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $140.9 million for the six months ended June 30, 2024, primarily reflecting a decrease in accrued expenses of $124.7 million and an increase in accounts receivable of $55.8 million, partially offset by net income net of non-cash charges of $37.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2023 of $289.8 million, partially offset by 2024 bonus accruals.

Cash used in operating activities was $290.1 million for the six months ended June 30, 2023, primarily reflecting a decrease in accrued expenses of $273.8 million and an increase in accounts receivable of $60.0 million, partially offset by net income net of non-cash charges of $49.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2022 and prior year cash bonus deferrals of $422.0 million, partially offset by 2023 bonus accruals.

Cash flows provided by (used in) investing activities. Cash used in investing activities was $65.2 million for the six months ended June 30, 2024, primarily due to purchases of marketable securities and investments of $115.3 million, and capital expenditures of $16.5 million, partially offset by proceeds from the sale of marketable securities and investments of $66.6 million.

Cash provided by investing activities was $197.9 million for the six months ended June 30, 2023, due to proceeds from sales of marketable securities and investments of $268.1 million, partially offset by payments for the acquisitions of Atreus and businessfourzero of $35.7 million, purchases of marketable securities and investments of $27.7 million, and capital expenditures of $6.8 million.

Cash flows used in financing activities. Cash used in financing activities was $10.1 million for the six months ended June 30, 2024, consisting of dividend payments of $6.4 million and employee tax withholding payments on equity transactions of $3.7 million.

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

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of June 30, 2024, we had aggregate future lease payment obligations of $96.2 million, with $18.0 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of June 30, 2024, we had asset retirement obligations of $2.8 million, with $0.7 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at June 30, 2024. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024. As of June 30, 2024, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.3 million for the six months ended June 30, 2024. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.1	Fifth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program**	S-8	4.4	5/23/2024

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2024

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)