Form 10-Q
period 2024-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2024-11-04
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 1, 2024, there were 20,409,259 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Current assets
Cash and cash equivalents	$363,422	$412,618
Marketable securities	46,005	65,538
Accounts receivable, net of allowances of $8,651 and $6,954, respectively	186,252	133,128
Prepaid expenses	27,682	23,597
Other current assets	48,928	47,923
Income taxes recoverable	10,795	10,410
Total current assets	683,084	693,214

Non-current assets
Property and equipment, net	53,508	35,752
Operating lease right-of-use assets	83,262	86,063
Assets designated for retirement and pension plans	11,203	11,105
Investments	59,089	47,287
Other non-current assets	25,507	17,071
Goodwill	185,400	202,252
Other intangible assets, net	15,110	20,842
Deferred income taxes	29,617	28,005
Total non-current assets	462,696	448,377

Total assets	$1,145,780	$1,141,591

Current liabilities
Accounts payable	$21,517	$20,837
Accrued salaries and benefits	277,498	322,744
Deferred revenue	47,106	45,732
Operating lease liabilities	18,985	21,498
Other current liabilities	23,394	21,823
Income taxes payable	6,891	6,057
Total current liabilities	395,391	438,691

Non-current liabilities
Accrued salaries and benefits	55,338	52,108
Retirement and pension plans	75,048	62,100
Operating lease liabilities	84,623	78,204
Other non-current liabilities	46,158	41,808
Deferred income taxes	5,937	6,402
Total non-current liabilities	267,104	240,622

Total liabilities	662,495	679,313

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,414,339 and 20,127,872 shares issued, 20,409,259 and 20,122,792 shares outstanding at September 30, 2024 and December 31, 2023, respectively	204	201
Treasury stock at cost, 5,080 shares at September 30, 2024 and December 31, 2023	(110)	(110)
Additional paid in capital	258,086	251,988
Retained earnings	224,165	210,070
Accumulated other comprehensive income	940	129
Total stockholders’ equity	483,285	462,278

Total liabilities and stockholders’ equity	$1,145,780	$1,141,591
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Revenue before reimbursements (net revenue)	$278,559	$263,160	$822,382	$773,702
Reimbursements	4,256	4,736	12,408	10,090
Total revenue	282,815	267,896	834,790	783,792

Operating expenses
Salaries and benefits	183,025	167,219	535,330	504,994
General and administrative expenses	39,740	37,564	127,556	112,405
Cost of services	31,030	30,680	88,158	78,818
Research and development	5,682	5,560	17,002	16,746
Impairment charges	—	—	16,224	7,246
Restructuring charges	—	—	6,939	—
Reimbursed expenses	4,256	4,736	12,408	10,090
Total operating expenses	263,733	245,759	803,617	730,299

Operating income	19,082	22,137	31,173	53,493

Non-operating income (expense)
Interest, net	2,570	2,505	9,268	7,667
Other, net	(555)	(649)	3,013	2,537
Net non-operating income	2,015	1,856	12,281	10,204

Income before income taxes	21,097	23,993	43,454	63,697

Provision for income taxes	6,268	9,006	19,750	24,142

Net income	14,829	14,987	23,704	39,555

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	6,977	(4,015)	816	(3,701)
Net unrealized gain (loss) on available-for-sale investments	19	14	(5)	68
Other comprehensive income (loss), net of tax	6,996	(4,001)	811	(3,633)

Comprehensive income	$21,825	$10,986	$24,515	$35,922

Weighted-average common shares outstanding
Basic	20,357	20,076	20,254	19,998
Diluted	21,024	20,553	21,144	20,716

Earnings per common share
Basic	$0.73	$0.75	$1.17	$1.98
Diluted	$0.71	$0.73	$1.12	$1.91

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
Net income	—	—	—	—	—	14,032	—	14,032
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,091)	(4,091)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,644	—	—	2,644
Vesting of equity awards, net of tax withholding	127	1	—	—	(2,863)	—	—	(2,862)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,018)	—	(3,018)
Dividend equivalents on restricted stock units	—	—	—	—	—	(198)	—	(198)
Balance at March 31, 2024	20,254	$202	5	$(110)	$251,769	$220,886	$(3,962)	$468,785
Net loss	—	—	—	—	—	(5,157)	—	(5,157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,094)	(2,094)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,465	—	—	3,465
Issuance of common stock	13	—	—	—	—	—	—	—
Vesting of equity awards, net of tax withholding	55	1	—	—	(886)	—	—	(885)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,039)	—	(3,039)
Dividend equivalents on restricted stock units	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	20,322	$203	5	$(110)	$254,348	$212,547	$(6,056)	$460,932
Net income	—	—	—	—	—	14,829	—	14,829
Other comprehensive income, net of tax	—	—	—	—	—	—	6,996	6,996
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,792	—	—	3,792
Vesting of equity awards, net of tax withholding	92	1	—	—	(54)	—	—	(53)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,057)	—	(3,057)
Dividend equivalents on restricted stock units	—	—	—	—	—	(154)	—	(154)
Balance at September 30, 2024	20,414	$204	5	$(110)	$258,086	$224,165	$940	$483,285

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112
Net income	—	—	—	—	—	8,982	—	8,982
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75)	(75)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,324	—	—	2,324
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Re-issuance of treasury stock	—	—	(16)	439	(439)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,003)	—	(3,003)
Dividend equivalents on restricted stock units	—	—	—	—	—	(119)	—	(119)
Balance at June 30, 2023	20,038	$200	30	$(819)	$246,226	$186,531	$(3,821)	$428,317
Net income	—	—	—	—	—	14,987	—	14,987
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,001)	(4,001)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,154	—	—	3,154
Vesting of equity awards	89	1	—	—	(1)	—	—	—
Clawback of equity awards	—	—	5	(144)	—	—	—	(144)
Re-issuance of treasury stock	—	—	(30)	853	(869)	—	—	(16)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,014)	—	(3,014)
Dividend equivalents on restricted stock units	—	—	—	—	—	(135)	—	(135)
Balance at September 30, 2023	20,127	$201	5	$(110)	$248,510	$198,369	$(7,822)	$439,148

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows - operating activities
Net income	$23,704	$39,555
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,650	13,432
Deferred income taxes	(2,060)	(548)
Stock-based compensation expense	9,901	7,331
Accretion expense related to earnout payments	1,413	1,097
Gain on marketable securities	(2,323)	(2,040)
Loss on disposal of property and equipment	264	192
Impairment charges	16,224	7,246
Changes in assets and liabilities:
Accounts receivable	(51,707)	(52,205)
Accounts payable	(13,292)	(1,657)
Accrued expenses	(41,372)	(197,698)
Restructuring accrual	2,990	—
Deferred revenue	1,163	(1,622)
Income taxes recoverable and payable, net	347	6,617
Retirement and pension plan assets and liabilities	6,385	6,697
Prepaid expenses	(4,057)	(3,771)
Other assets and liabilities, net	(987)	(3,243)
Net cash used in operating activities	(39,757)	(180,617)

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	—	(37,953)
Capital expenditures	(9,647)	(9,619)
Purchases of marketable securities and investments	(115,608)	(75,464)
Proceeds from sales of marketable securities and investments	129,070	289,689
Net cash provided by investing activities	3,815	166,653

Cash flows - financing activities
Repurchases of common stock	—	(904)
Cash dividends paid	(9,609)	(9,383)
Payment of employee tax withholdings on equity transactions	(3,800)	(4,141)
Acquisition earnout payments	—	(37,984)
Net cash used in financing activities	(13,409)	(52,412)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	155	(2,642)

Net decrease in cash, cash equivalents and restricted cash	(49,196)	(69,018)
Cash, cash equivalents and restricted cash at beginning of period	412,618	355,489
Cash, cash equivalents and restricted cash at end of period	$363,422	$286,471

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rates and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2024, and December 31, 2023, the results of operations for the three and nine months ended September 30, 2024, and 2023, and its cash flows for the nine months ended September 30, 2024, and 2023, have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of contractor costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Research and Development

Research and development expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of September 30, 2024, and 2023, and December 31, 2023, and 2022:

	September 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$363,422	$286,429	$412,618	$355,447
Restricted cash included within other non-current assets	—	42	—	42
Total cash, cash equivalents and restricted cash	$363,422	$286,471	$412,618	$355,489

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$14,829	$14,987	$23,704	$39,555
Weighted average shares outstanding:
Basic	20,357	20,076	20,254	19,998
Effect of dilutive securities:
Restricted stock units	458	381	619	575
Performance stock units	209	96	271	143
Diluted	21,024	20,553	21,144	20,716
Basic earnings per share	$0.73	$0.75	$1.17	$1.98
Diluted earnings per share	$0.71	$0.73	$1.12	$1.91

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

As a result of certain triggering events, including reduced forecasted results and the inclusion of goodwill in a reporting unit with a preexisting fair value shortfall, the Company performed interim goodwill impairment evaluations during the three months ended June 30, 2024, and 2023, respecitively, when the Company determined that it was more likely than not that the fair value of at least one of its reporting units was less than its respective carrying amount.

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

Based on the results of the 2024 impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively. Based on the results of the 2023 impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024, and 2023 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023. The impairments were non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did they impact the debt covenants under the Company's credit agreement.

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

3.    Revenue

Executive Search

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Generally, each executive search contract contains one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed consideration is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills clients for the retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2023, to September 30, 2024:

	September 30, 2024	December 31, 2023	Change
Contract assets
Unbilled receivables, net	$23,455	$15,318	$8,137
Contract assets	17,636	16,774	862
Total contract assets	41,091	32,092	8,999

Contract liabilities
Deferred revenue	$47,106	$45,732	$1,374

Contract assets were recorded within Current Assets - Other current assets in the Condensed Consolidated Balance Sheets at both September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2024, the Company recognized revenue of $39.7 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2024, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $22.7 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2023	$6,954
Provision for credit losses	6,419
Write-offs	(4,760)
Foreign currency translation	38
Balance at September 30, 2024	$8,651
There were no investments with unrealized losses at September 30, 2024, and December 31, 2023.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2024	December 31, 2023
Leasehold improvements	$54,864	$45,050
Office furniture, fixtures and equipment	16,014	14,775
Computer equipment and software	45,719	38,798
Property and equipment, gross	116,597	98,623
Accumulated depreciation	(63,089)	(62,871)
Property and equipment, net	$53,508	$35,752

Depreciation expense for the three months ended September 30, 2024, and 2023, was $3.0 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, and 2023, was $7.5 million and $6.6 million, respectively.

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

As of September 30, 2024, office leases have remaining lease terms that range from less than one year to 11.4 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of September 30, 2024, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.8 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,311	$4,751	$17,667	$13,843
Variable lease cost	2,334	$2,213	7,359	7,200
Total lease cost	$7,645	$6,964	$25,026	$21,043

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,718	$14,923
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,080	$7,944

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, are as follows:

	2024	2023
Weighted Average Remaining Lease Term
Operating leases	7.5 years	6.2 years
Weighted Average Discount Rate
Operating leases	5.15%	3.77%

The future maturities of the Company's operating lease liabilities as of September 30, 2024, for the years ended December 31, are as follows:

Operating Lease Maturity
2024	$4,478
2025	18,969
2026	17,863
2027	17,668
2028	13,612
Thereafter	55,014
Total lease payments	127,604
Less: Interest	23,996
Present value of lease liabilities	$103,608

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2024
Cash				$192,641	$—

Level 1(1):
Money market funds				27,921	—
U.S. Treasury securities	$188,828	$38	$188,866	142,860	46,005
Total Level 1	188,828	38	188,866	170,781	46,005

Total	$188,828	$38	$188,866	$363,422	$46,005

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2023
Cash				$221,980	$—

Level 1(1):
Money market funds				13,906	—
U.S. Treasury securities	$242,228	$42	$242,270	176,732	65,538
Total Level 1	242,228	42	242,270	190,638	65,538

Total	$242,228	$42	$242,270	$412,618	$65,538

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $43.2 million and $37.2 million as of September 30, 2024, and December 31, 2023, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$59,089	$—	$—	$59,089	$—	$—

Level 2(2):
Retirement and pension plan assets	12,503	1,300	11,203	—	—	—
Pension benefit obligation	(14,543)	—	—	—	(1,300)	(13,243)
Total Level 2	(2,040)	1,300	11,203	—	(1,300)	(13,243)

Total	$57,049	$1,300	$11,203	$59,089	$(1,300)	$(13,243)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$47,287	$—	$—	$47,287	$—	$—

Level 2(2):
Retirement and pension plan assets	12,394	1,289	11,105	—	—	—
Pension benefit obligation	(14,416)	—	—	—	(1,289)	(13,127)
Total Level 2	(2,022)	1,289	11,105	—	(1,289)	(13,127)

Total	$45,265	$1,289	$11,105	$47,287	$(1,289)	$(13,127)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2024:

	Earnout	Contingent Compensation
Balance at December 31, 2023	$(38,601)	$(18,878)
Earnout accretion	(1,413)	—
Compensation expense	—	(8,220)
Fair value adjustment	(1,211)	—
Payments	—	4,821
Foreign currency translation	(607)	166
Balance at September 30, 2024	$(41,832)	$(22,111)

Earnout accruals of $41.8 million and $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of September 30, 2024, and December 31, 2023, respectively. Contingent compensation accruals of $4.3 million and $6.0 million are recorded within Current liabilities - Accrued salaries and benefits as of September 30, 2024, and December 31, 2023, respectively, and contingent compensation accruals of $17.8 million and $12.9 million are recorded within Non-current liabilities - Accrued salaries and benefits as of September 30, 2024, and December 31, 2023, respectively.

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

Other Investments

The Company holds an equity investment that does not have a readily determinable fair value for which the Company uses the measurement alternative prescribed in FASB Accounting Standards Codification Topic 321, Investments-Equity Securities. As of September 30, 2024, the Company held the equity investment under the measurement alternative of $11.0 million which are presented in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no impairments or changes resulting from observable transactions for these investments in the three and nine months ended September 30, 2024 and no adjustments have been made to the carrying values as of September 30, 2024. There were no equity investments as of December 31, 2023.

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

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	September 30, 2024	December 31, 2023
Executive Search
Americas	$91,323	$91,740
Europe	1,463	1,494
Total Executive Search	92,786	93,234
On-Demand Talent	108,838	109,018
Heidrick Consulting	7,246	7,246
Goodwill, gross	208,870	209,498
Accumulated impairment	(23,470)	(7,246)
Total goodwill	$185,400	$202,252

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the nine months ended September 30, 2024, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$91,740	$1,494	$109,018	$7,246	$209,498
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at December 31, 2023	91,740	1,494	109,018	—	202,252

Impairment	—	(1,463)	(14,761)	—	(16,224)
Foreign currency translation	(417)	(31)	(180)	—	(628)

Goodwill	91,323	1,463	108,838	7,246	208,870
Accumulated impairment losses	—	(1,463)	(14,761)	(7,246)	(23,470)
Balance at September 30, 2024	$91,323	$—	$94,077	$—	$185,400

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

Based on the results of the 2024 impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively, during the three months ended June 30, 2024. Based on the results of the 2023 impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million during the three months ended June 30, 2023. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024, and 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023. The impairments were non-cash in nature and they did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did they impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2024	December 31, 2023
Executive Search
Americas	$7	$22
Europe	54	95
Total Executive Search	61	117
On-Demand Talent	12,789	17,689
Heidrick Consulting	2,260	3,036
Total other intangible assets, net	$15,110	$20,842

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.3	$26,637	$(15,153)	$11,484	$26,195	$(11,443)	$14,752
Trade name	3.0	5,083	(3,932)	1,151	5,067	(3,069)	1,998
Software	3.0	8,678	(6,203)	2,475	8,629	(4,537)	4,092
Total intangible assets	8.6	$40,398	$(25,288)	$15,110	$39,891	$(19,049)	$20,842

Intangible asset amortization expense for the three months ended September 30, 2024, and 2023, was $2.0 million and $2.4 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2024, and 2023, was $6.2 million and $6.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2024, for the following years ended December 31, is as follows:

2024	$1,877
2025	6,051
2026	2,561
2027	1,555
2028	909
Thereafter	2,157
Total	$15,110

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	September 30, 2024	December 31, 2023
Contract assets	$41,091	$32,092
Other	7,837	15,831
Total other current assets	$48,928	$47,923

The components of other non-current liabilities are as follows:

	September 30, 2024	December 31, 2023
Earnout liability	$41,832	$38,601
Other	4,326	3,207
Total other non-current liabilities	$46,158	$41,808

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

As of September 30, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Stock-Based Compensation and Common Stock

On May 23, 2024, the stockholders of the Company approved an amendment and restatement of the Company's Fourth Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (as so amended and restated, the "Fifth A&R Program") to increase the number of shares of common stock reserved for issuance under the plan by 649,000 shares, among other things. The Fifth A&R Program provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based compensation awards that are valued based upon the grant date fair value of the awards. These awards may be granted to directors, selected employees and independent contractors.

As of September 30, 2024, 4,804,464 awards have been issued under the Fifth A&R Program, including 883,558 forfeited awards, and 920,911 shares remain available for future awards assuming performance stock units vest at maximum levels. The Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries and benefits (1)	$5,262	$2,934	$11,132	$6,337
General and administrative expenses	202	203	1,252	1,013
Income tax benefit related to stock-based compensation included in net income	1,506	864	3,413	2,024

(1) Includes $1.7 million and less than $0.1 million of expense related to cash-settled restricted stock units for the three months ended September 30, 2024, and 2023, respectively, and $2.5 million and $0.1 million of expense related to cash-settled restricted stock units for the nine months ended September 30, 2024, and 2023, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 22,126 and 23,620 restricted stock units for services provided by the non-employee directors during the nine months ended September 30, 2024, and 2023, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the nine months ended September 30, 2024, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	686,741	$30.33
Granted	352,251	33.86
Vested and converted to common stock	(286,371)	30.76
Forfeited	(43,302)	31.63
Outstanding on September 30, 2024	709,319	$31.83

As of September 30, 2024, there was $9.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Performance stock unit activity for the nine months ended September 30, 2024, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2023	239,625	$41.91
Granted	273,536	32.64
Vested and converted to common stock	(104,154)	44.18
Forfeited	(55,931)	41.17
Outstanding on September 30, 2024	353,076	$34.17

As of September 30, 2024, there was $7.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.4 years.

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

The Company recorded phantom stock-based compensation expense of $1.7 million and less than $0.1 million related to cash-settled restricted stock units for the three months ended September 30, 2024, and 2023, respectively, and $2.5 million and $0.1 million of expense related to cash-settled restricted stock units for the nine months ended September 30, 2024, and 2023, respectively.

Phantom stock unit activity for the nine months ended September 30, 2024, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2023	187,301
Granted	33,247
Vested	(87,538)
Forfeited	(1,833)
Outstanding on September 30, 2024	131,177

As of September 30, 2024, there was $1.5 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.3 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued 12,564 and 16,134 shares of common stock for services provided by the non-employee directors during the nine months ended September 30, 2024, and 2023, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50.0 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock during the three or nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. Prior to 2023, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of September 30, 2024, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

13. Restructuring

During the three months ended June 30, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction. The Company did not incur any such charges related to the implementation of the 2024 Plan during the three months ended September 30, 2024.

Restructuring charges for the nine months ended September 30, 2024, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

Changes in the restructuring accrual for the nine months ended September 30, 2024, were as follows:

Accrual balance at December 31, 2023	$—
Restructuring charges	6,939
Cash payments	(3,960)
Non-cash write-offs	46
Exchange rate fluctuations	(33)
Accrual balance at September 30, 2024	$2,992
Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of September 30, 2024.

14.    Income Taxes

The Company reported income before taxes of $21.1 million and an income tax provision of $6.3 million for the three months ended September 30, 2024. The Company reported income before taxes of $24.0 million and an income tax provision of $9.0 million for the three months ended September 30, 2023. The effective tax rates for the three months ended September 30, 2024, and 2023, were 29.7% and 37.5%, respectively. The effective tax rates for the three months ended September 30, 2024, and 2023, were impacted by the mix of income and the tax effect on discrete items.

The Company reported income before taxes of $43.5 million and an income tax provision of $19.8 million for the nine months ended September 30, 2024. The Company reported income before taxes of $63.7 million and an income tax provision of $24.1 million for the nine months ended September 30, 2023. The effective tax rates for the nine months ended September 30, 2024, and 2023, were 45.5% and 37.9%, respectively. The effective tax rate for the nine months ended September 30, 2024, was impacted by the tax effect on goodwill impairment, the mix of income and the tax effect on discrete items. The effective tax rate for the nine months ended September 30, 2023, was impacted by the mix of income and the tax effect on discrete items.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2024, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2023	$42	$647	$(560)	$129
Other comprehensive income (loss) before reclassification, net of tax	(5)	816	—	811
Balance at September 30, 2024	$37	$1,463	$(560)	$940

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue before reimbursements (net revenue)	$278,559	$263,160	$822,382	$773,702

Net income	14,829	14,987	23,704	39,555
Interest, net	(2,570)	(2,505)	(9,268)	(7,667)
Other, net	555	649	(3,013)	(2,537)
Provision for income taxes	6,268	9,006	19,750	24,142
Operating income	19,082	22,137	31,173	53,493

Adjustments
Depreciation	2,997	2,387	7,480	6,563
Intangible amortization	1,953	2,353	6,170	6,869
Earnout accretion	478	455	1,413	1,097
Earnout fair value adjustments	—	—	1,211	—
Acquisition contingent consideration	2,947	3,268	8,220	8,711
Deferred compensation plan	2,958	(1,427)	6,264	2,309
Reorganization costs	—	176	—	3,572
Impairment charges	—	—	16,224	7,246
Restructuring charges	—	—	6,939	—
Total adjustments	11,333	7,212	53,921	36,367

Adjusted EBITDA	$30,415	$29,349	$85,094	$89,860
Adjusted EBITDA margin	10.9%	11.2%	10.3%	11.6%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Executive Search
Americas	$134,545	$132,320	$418,302	$398,210
Europe	43,143	44,606	124,706	129,104
Asia Pacific	26,701	21,888	72,829	68,766
Total Executive Search	204,389	198,814	615,837	596,080
On-Demand Talent	46,231	41,053	125,983	111,410
Heidrick Consulting	27,939	23,293	80,562	66,212
Revenue before reimbursements (net revenue)	278,559	263,160	822,382	773,702
Reimbursements	4,256	4,736	12,408	10,090
Total revenue	$282,815	$267,896	$834,790	$783,792

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA
Executive Search
Americas	$40,465	$39,354	$130,448	$127,557
Europe	5,022	8,950	11,215	16,487
Asia Pacific	5,247	2,704	10,182	7,901
Total Executive Search	50,734	51,008	151,845	151,945
On-Demand Talent	1,763	(580)	(787)	660
Heidrick Consulting	(1,025)	(2,391)	(4,447)	(6,848)
Total segment Adjusted EBITDA	51,472	48,037	146,611	145,757
Research and Development	(4,606)	(4,927)	(14,312)	(15,396)
Global Operations Support	(16,451)	(13,761)	(47,205)	(40,501)
Total Adjusted EBITDA	$30,415	$29,349	$85,094	$89,860

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.9 million as of September 30, 2024. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws, including expectations regarding the Company's One Heidrick strategy and associated investment initiatives. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine, the conflict in Israel and Hamas, the regional conflict in the Middles East, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. We provide our services to a broad range of clients through the expertise of approximately 500 consultants located in major cities around the world. The Company and its predecessors have been leadership advisors for more than 70 years.

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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.5	1.8	1.5	1.3
Total revenue	101.5	101.8	101.5	101.3

Operating expenses
Salaries and benefits	65.7	63.5	65.1	65.3
General and administrative expenses	14.3	14.3	15.5	14.5
Cost of services	11.1	11.7	10.7	10.2
Research and development	2.0	2.1	2.1	2.2
Impairment charges	—	—	2.0	0.9
Restructuring charges	—	—	0.8	—
Reimbursed expenses	1.5	1.8	1.5	1.3
Total operating expenses	94.7	93.4	97.7	94.4

Operating income	6.9	8.4	3.8	6.9

Non-operating income (loss)
Interest, net	0.9	1.0	1.1	1.0
Other, net	(0.2)	(0.2)	0.4	0.3
Net non-operating income	0.7	0.7	1.5	1.3

Income before income taxes	7.6	9.1	5.3	8.2

Provision for income taxes	2.3	3.4	2.4	3.1

Net income	5.3%	5.7%	2.9%	5.1%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue before reimbursements (net revenue)	$278,559	$263,160	$822,382	$773,702

Net income	14,829	14,987	23,704	39,555
Interest, net	(2,570)	(2,505)	(9,268)	(7,667)
Other, net	555	649	(3,013)	(2,537)
Provision for income taxes	6,268	9,006	19,750	24,142
Operating income	19,082	22,137	31,173	53,493

Adjustments
Depreciation	2,997	2,387	7,480	6,563
Intangible amortization	1,953	2,353	6,170	6,869
Earnout accretion	478	455	1,413	1,097
Earnout fair value adjustments	—	—	1,211	—
Acquisition contingent consideration	2,947	3,268	8,220	8,711
Deferred compensation plan	2,958	(1,427)	6,264	2,309
Reorganization costs	—	176	—	3,572
Impairment charges	—	—	16,224	7,246
Restructuring charges	—	—	6,939	—
Total adjustments	11,333	7,212	53,921	36,367

Adjusted EBITDA	$30,415	$29,349	$85,094	$89,860
Adjusted EBITDA margin	10.9%	11.2%	10.3%	11.6%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Executive Search
Americas	$134,545	$132,320	$418,302	$398,210
Europe	43,143	44,606	124,706	129,104
Asia Pacific	26,701	21,888	72,829	68,766
Total Executive Search	204,389	198,814	615,837	596,080
On-Demand Talent	46,231	41,053	125,983	111,410
Heidrick Consulting	27,939	23,293	80,562	66,212
Revenue before reimbursements (net revenue)	278,559	263,160	822,382	773,702
Reimbursements	4,256	4,736	12,408	10,090
Total revenue	$282,815	$267,896	$834,790	$783,792

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA
Executive Search
Americas	$40,465	$39,354	$130,448	$127,557
Europe	5,022	8,950	11,215	16,487
Asia Pacific	5,247	2,704	10,182	7,901
Total Executive Search	50,734	51,008	151,845	151,945
On-Demand Talent	1,763	(580)	(787)	660
Heidrick Consulting	(1,025)	(2,391)	(4,447)	(6,848)
Total segment Adjusted EBITDA	51,472	48,037	146,611	145,757
Research and Development	(4,606)	(4,927)	(14,312)	(15,396)
Global Operations Support	(16,451)	(13,761)	(47,205)	(40,501)
Total Adjusted EBITDA	$30,415	$29,349	$85,094	$89,860

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

Total revenue. Consolidated total revenue increased $14.9 million, or 5.6%, to $282.8 million for the three months ended September 30, 2024, from $267.9 million for the three months ended September 30, 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $15.4 million, or 5.9%, to $278.6 million for the three months ended September 30, 2024, compared to $263.2 million for the three months ended September 30, 2023. Foreign exchange rate fluctuations positively impacted results by $0.8 million, or 0.3%. Executive Search net revenue was $204.4 million for the three months ended September 30, 2024, an increase of $5.6 million, or 2.8%, compared to the three months ended September 30, 2023. The increase in Executive Search net revenue was primarily due to a 5.4% increase in the number of engagement confirmations compared to the prior year period. On-Demand Talent net revenue was $46.2 million for the three months ended September 30, 2024, an increase of $5.2 million, or 12.6%, compared to the three months ended September 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $27.9 million for the three months ended September 30, 2024, an increase of $4.6 million, or 19.9%, compared to the three months ended September 30, 2023. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 414 and 84, respectively, as of September 30, 2024, compared to 417 and 90, respectively, as of September 30, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the three months ended September 30, 2024, and 2023, respectively. The average revenue per executive search was $149,000 and $153,000 for the three months ended September 30, 2024, and 2023, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $15.8 million, or 9.5%, to $183.0 million for the three months ended September 30, 2024, compared to $167.2 million for the three months ended September 30, 2023. Fixed compensation increased $9.9 million due to increases in expenses related to the deferred compensation plan, stock compensation, talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by a decrease in separation costs. Variable compensation increased $5.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 0.3%.

For the three months ended September 30, 2024, we had an average of 2,170 employees compared to an average of 2,232 employees for the three months ended September 30, 2023.

As a percentage of net revenue, salaries and benefits expense was 65.7% for the three months ended September 30, 2024, compared to 63.5% for the three months ended September 30, 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $2.2 million, or 5.8%, to $39.7 million for the three months ended September 30, 2024, compared to $37.6 million for the three months ended September 30, 2023. The increase in general and administrative expenses was due to bad debt, office occupancy costs, expenses related to information technology, and internal business development travel, partially offset by decreases in professional fees, and accretion. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.5%.

As a percentage of net revenue, general and administrative expenses were 14.3% for the three months ended September 30, 2024, compared to 14.3% for the three months ended September 30, 2023.

Cost of services. Consolidated cost of services increased $0.4 million, or 1.1%, to $31.0 million for the three months ended September 30, 2024, compared to $30.7 million for the three months ended September 30, 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.7%.

As a percentage of net revenue, cost of services was 11.1% for the three months ended September 30, 2024, compared to 11.7% for the three months ended September 30, 2023.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $0.1 million, or 2.2%, to $5.7 million for the three months ended September 30, 2024, compared to $5.6 million for the three months ended September 30, 2023. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $30.4 million for the three months ended September 30, 2024, an increase of $1.1 million, or 3.6%, compared to $29.3 million for the three months ended September 30, 2023. Adjusted EBITDA margin was 10.9% for the three months ended September 30, 2024, compared to 11.2% for the three months ended September 30, 2023.

Net non-operating income. Net non-operating income was $2.0 million for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023.

Interest, net, was $2.6 million of income for the three months ended September 30, 2024, compared to $2.5 million of income for the three months ended September 30, 2023, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $0.6 million of expense for the three months ended September 30, 2024, and 2023. The expense for the three months ended September 30, 2024, is primarily due to foreign exchange losses, partially offset by unrealized gains on the deferred compensation plan. The expense for the three months ended September 30, 2023, is primarily due to unrealized losses on the deferred compensation plan, partially offset by foreign exchange gains. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $134.5 million for the three months ended September 30, 2024, an increase of 1.7% compared to $132.3 million for the three months ended September 30, 2023. The increase in net revenue was primarily due to a 10.9% increase in the number of executive search engagements. The Social Impact, Life Sciences, and Industrial practice groups within the segment exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 0.5%. There were 215 Executive Search consultants in the Americas segment at September 30, 2024, compared to 215 at September 30, 2023.

Salaries and benefits expense increased $4.3 million, or 5.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fixed compensation increased $5.4 million due to increases in expenses related to the deferred compensation plan, talent acquisition and retention costs, and stock compensation, partially offset by decreases in base salaries and payroll taxes, and retirement and benefits costs. Variable compensation decreased $1.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.5 million, or 5.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to increases in bad debt, expenses related to information technology, office occupancy costs, and professional fees, partially offset by a decrease in marketing expenses.

The Americas segment reported Adjusted EBITDA of $40.5 million for the three months ended September 30, 2024, an increase of $1.1 million, or 2.8%, compared to $39.4 million for the three months ended September 30, 2023. Adjusted EBITDA margin was 30.1% for the three months ended September 30, 2024, compared to 29.7% for the three months ended September 30, 2023.

Europe

The Europe segment reported net revenue of $43.1 million for the three months ended September 30, 2024, a decrease of 3.3% compared to $44.6 million for the three months ended September 30, 2023. The decrease in net revenue was primarily due to a 6.7% decrease in the number of executive search engagements. All practice groups within the segment, with the exception of Consumer and Industrial, exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.8 million, or 1.8%. There were 121 Executive Search consultants in the Europe segment at September 30, 2024, compared to 127 at September 30, 2023.

Salaries and benefits expense increased $2.6 million, or 9.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fixed compensation increased $2.0 million due to increases in base salaries and payroll taxes, stock compensation, and retirement and benefits costs. Variable compensation increased $0.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $0.2 million, or 2.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to bad debt, professional fees, and business development travel, partially offset by increases in office occupancy costs, hiring fees, and expenses related to information technology.

The Europe segment reported Adjusted EBITDA of $5.0 million for the three months ended September 30, 2024, a decrease of $3.9 million, or 43.9%, compared to $9.0 million for the three months ended September 30, 2023. Adjusted EBITDA margin was 11.6% for the three months ended September 30, 2024, compared to 20.1% for the three months ended September 30, 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $26.7 million for the three months ended September 30, 2024, an increase of 22.0% compared to $21.9 million for the three months ended September 30, 2023. The increase in net revenue was primarily due to a 12.2% increase in the number of executive search confirmations. All practice groups within the segment, with the exception of Industrial, exhibited growth over the prior period. Foreign exchange rate fluctuations had an immaterial impact on net revenue. There were 78 Executive Search consultants in the Asia Pacific segment at September 30, 2024, compared to 75 at September 30, 2023.

Salaries and benefits expense increased $2.5 million, or 16.4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fixed compensation increased $0.9 million due to increases in base salaries and payroll taxes, stock compensation, and retirement and benefits costs, partially offset by a decrease in separation costs. Variable compensation increased $1.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 4.6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to decreases in bad debt, business development travel, and professional fees, partially offset by increases in office occupancy costs, and costs related to taxes and licenses.

The Asia Pacific segment reported Adjusted EBITDA of $5.2 million for the three months ended September 30, 2024, an increase of $2.5 million, or 94.0%, compared to $2.7 million for the three months ended September 30, 2023. Adjusted

EBITDA margin was 19.7% for the three months ended September 30, 2024, compared to 12.4% for the three months ended September 30, 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $46.2 million for the three months ended September 30, 2024, an increase of 12.6% compared to $41.1 million for the three months ended September 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.9%.

Salaries and benefits expense increased $1.9 million, or 16.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fixed compensation increased $1.0 million due to increases in base salaries and payroll taxes, retirement and benefits costs, and talent acquisition and retention costs, partially offset by a decrease in separation costs. Variable compensation increased $0.9 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $0.4 million, or 8.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to increases business development travel, bad debt, hiring fees, expenses related to information technology, and office occupancy costs, partially offset by decreases in professional fees, intangible amortization, and marketing expenses.

Cost of services increased $0.3 million, or 1.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in the volume of On-Demand Talent projects.

The On-Demand Talent segment reported Adjusted EBITDA of $1.8 million for the three months ended September 30, 2024, an increase of $2.3 million compared to an Adjusted EBITDA loss of $0.6 million for the three months ended September 30, 2023. Adjusted EBITDA margin was 3.8% for the three months ended September 30, 2024, compared to (1.4)% for the three months ended September 30, 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $27.9 million for the three months ended September 30, 2024, an increase of 19.9% compared to $23.3 million for the three months ended September 30, 2023. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 1.1%. There were 84 Heidrick Consulting consultants at September 30, 2024 compared to 90 at September 30, 2023.

Salaries and benefits expense increased $2.4 million, or 11.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fixed compensation decreased $0.3 million due to decreases in separation costs, talent acquisition and retention costs, stock compensation, and retirement and benefits costs, partially offset by increases in base salaries and payroll taxes, and expenses related to the deferred compensation plan. Variable compensation increased $2.6 million due to higher bonus accruals related to increased productivity.

General and administrative expenses increased $0.9 million, or 17.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to increases in bad debt, resource library, office occupancy costs, and expenses related to information technology, partially offset by decreases in business development travel, and intangible amortization.

Cost of services increased $0.1 million, or 3.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to an increase in the volume of consulting projects.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $1.0 million for the three months ended September 30, 2024, an improvement of $1.4 million, or 57.1%, compared to an Adjusted EBITDA loss of $2.4 million for the three months ended September 30, 2023. Adjusted EBITDA margin was (3.7)% for the three months ended September 30, 2024, compared to (10.3)% for the three months ended September 30, 2023.

Global Operations Support

Salaries and benefits expense increased $2.1 million, or 23.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to increases in variable compensation, base salaries and payroll taxes, and stock compensation, partially offset by decreases in separation costs, and talent acquisition and retention costs.

General and administrative expenses increased $0.6 million, or 13.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to increases in business development travel, expenses related to information technology, marketing expenses, and office occupancy costs, partially offset by decreases in professional fees, hiring fees, and insurance and bank fees.

Global Operations Support reported an Adjusted EBITDA loss of $16.5 million for the three months ended September 30, 2024, a decrease of $2.7 million, or 19.5%, compared to an Adjusted EBITDA loss of $13.8 million for the three months ended September 30, 2023. Adjusted EBITDA margin was (5.8)% three months ended September 30, 2024, compared to (5.1)% for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Total revenue. Consolidated total revenue increased $51.0 million, or 6.5%, to $834.8 million for the nine months ended September 30, 2024, compared to $783.8 million for the nine months ended September 30, 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $48.7 million, or 6.3%, to $822.4 million for the nine months ended September 30, 2024, compared to $773.7 million for the nine months ended September 30, 2023. Foreign exchange rate fluctuations positively impacted results by $0.8 million, or 0.1%. Executive Search net revenue was $615.8 million for the nine months ended September 30, 2024, an increase of $19.8 million, or 3.3%, compared to the nine months ended September 30, 2023. The increase in Executive Search net revenue was primarily due to a 4.5% increase in the number of executive search engagements. On-Demand Talent net revenue was $126.0 million for the nine months ended September 30, 2024, an increase of $14.6 million, or 13.1%, compared to the nine months ended September 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume and size of On-Demand projects and the timing of the Atreus acquisition in February 2023. Heidrick Consulting net revenue was $80.6 million for the nine months ended September 30, 2024, an increase of $14.4 million, or 21.7%, compared to the nine months ended September 30, 2023. The increase in Heidrick Consulting revenue was primarily due an increase in leadership assessment and development consulting engagements compared to the prior year period and the timing of the businessfourzero acquisition in April 2023.

The number of Executive Search and Heidrick Consulting consultants was 414 and 84, respectively, as of September 30, 2024, compared to 417 and 90, respectively, as of September 30, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the nine months ended September 30, 2024, and 2023, respectively. The average revenue per executive search was $145,000 and $147,000 for the nine months ended September 30, 2024, and 2023, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $30.3 million, or 6.0%, to $535.3 million for the nine months ended September 30, 2024, compared to $505.0 million for the nine months ended September 30, 2023. Fixed compensation increased $12.3 million due to increases in base salaries and payroll taxes, stock compensation, expenses related to the deferred compensation plan, and talent acquisition and retention costs, partially offset by decreases in separation costs, and retirement and benefit costs. Variable compensation increased $18.0 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 0.1%.

For the nine months ended September 30, 2024, we had an average of 2,196 employees compared to an average of 2,206 employees for the nine months ended September 30, 2023.

As a percentage of net revenue, salaries and benefits expense was 65.1% for the nine months ended September 30, 2024, compared to 65.3% for the nine months ended September 30, 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $15.2 million, or 13.5%, to $127.6 million for the nine months ended September 30, 2024, compared to $112.4 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was due to increases in office occupancy costs, costs associated with the 2024 Global Partner Conference, increases in earnout accruals for Atreus and businessfourzero, business development travel, expenses related to information technology, bad debt, hiring fees, professional fees, marketing expenses, and taxes and licenses costs, partially offset by decreases in insurance and bank fees, intangible amortization, and communication services costs. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 0.3%.

As a percentage of net revenue, general and administrative expenses were 15.5% for the nine months ended September 30, 2024, compared to 14.5% for the nine months ended September 30, 2023.

Cost of services. Consolidated cost of services increased $9.3 million, or 11.9%, to $88.2 million for the nine months ended September 30, 2024, compared to $78.8 million for the nine months ended September 30, 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects, and the timing of the Atreus acquisition in February 2023. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 0.4%.

As a percentage of net revenue, cost of services was 10.7% for the nine months ended September 30, 2024, compared to 10.2% for the nine months ended September 30, 2023.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $0.3 million, or 1.5%, to $17.0 million for the nine months ended September 30, 2024, compared to $16.7 million for the nine months ended September 30, 2023. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit, as well as an impairment charge of $1.5 million in the Europe reporting unit. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2024, and 2023, respectively, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023, respectively. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $6.9 million in restructuring charges during the nine months ended September 30, 2024, related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $85.1 million for the nine months ended September 30, 2024, a decrease of $4.8 million, or 5.3%, compared to $89.9 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was 10.3% for the nine months ended September 30, 2024, compared to 11.6% for the nine months ended September 30, 2023.

Net non-operating income. Net non-operating income was $12.3 million for the nine months ended September 30, 2024, compared to $10.2 million for the nine months ended September 30, 2023.

Interest, net, was $9.3 million of income for the nine months ended September 30, 2024, compared to $7.7 million of income for the nine months ended September 30, 2023, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $3.0 million of income for the nine months ended September 30, 2024, compared to $2.5 million of income for the nine months ended September 30, 2023. The income for the nine months ended September 30, 2024, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The income for the nine months ended September 30, 2023, was primarily due to unrealized gains on the deferred compensation plan. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $418.3 million for the nine months ended September 30, 2024, an increase of 5.0% compared to $398.2 million for the nine months ended September 30, 2023. The increase in net revenue was primarily due to an increase in the average revenue per engagement and a 4.7% increase in the number of executive search engagements. All practice groups within the segment exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or less than 0.1%. There were 215 Executive Search consultants in the Americas segment at September 30, 2024, compared to 215 at September 30, 2023.

Salaries and benefits expense increased $17.3 million, or 7.1%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Fixed compensation increased $4.8 million due to increases in talent acquisition and retention costs, expenses related to the deferred compensation plan, and stock compensation, partially offset by decreases in base salaries and payroll taxes, and retirement and benefits costs Variable compensation increased $12.5 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $1.6 million, or 4.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases associated with the 2024 Global Partner Conference, expenses related to information technology, professional fees, and office occupancy costs, partially offset by decreases in bad debt, and marketing expenses.

Restructuring charges for the nine months ended September 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Americas segment reported Adjusted EBITDA of $130.4 million for the nine months ended September 30, 2024, an increase of $2.9 million, or 2.3%, compared to $127.6 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was 31.2% for the nine months ended September 30, 2024, compared to 32.0% for the nine months ended September 30, 2023.

Europe

The Europe segment reported net revenue of $124.7 million for the nine months ended September 30, 2024, a decrease of 3.4% compared to $129.1 million for the nine months ended September 30, 2023. The decrease in net revenue was primarily due to a decrease in the average revenue per engagement. The Social Impact, Life Sciences, and Global Technology & Services practice groups within the segment exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $1.5 million, or 1.2%. There were 121 Executive Search consultants in the Europe segment at September 30, 2024, compared to 127 at September 30, 2023.

Salaries and benefits expense decreased $4.6 million, or 4.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Fixed compensation decreased $3.3 million due to decreases in separation costs, talent acquisition and retention costs, and retirement and benefit costs, partially offset by increases in stock compensation, and base salaries and payroll taxes. Variable compensation decreased $1.3 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $2.4 million, or 11.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in office occupancy costs, business development travel, bad debt, and hiring fees, partially offset by decreases in professional fees.

Impairment charges for the nine months ended September 30, 2024, were $1.5 million as a result of an interim goodwill impairment evaluation. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.

Restructuring charges for the nine months ended September 30, 2024, were $0.9 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Europe segment reported Adjusted EBITDA of $11.2 million for the nine months ended September 30, 2024, a decrease of $5.3 million, or 32.0%, compared to $16.5 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was 9.0% for the nine months ended September 30, 2024, compared to 12.8% for the nine months ended September 30, 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $72.8 million for the nine months ended September 30, 2024, an increase of 5.9% compared to $68.8 million for the nine months ended September 30, 2023. The increase in net revenue was primarily due to a 8.3% increase in the number of executive search confirmations. The Global Technology & Services, Life Sciences, and Financial Services practice groups within the segment exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 1.9%. There were 78 Executive Search consultants in the Asia Pacific segment at September 30, 2024, compared to 75 at September 30, 2023.

Salaries and benefits expense increased $1.4 million, or 2.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Fixed compensation increased $1.1 million due to increases in talent acquisition and retention costs, base salaries and payroll taxes, stock compensation, and retirement and benefits costs, partially offset by a decrease in separation costs. Variable compensation increased $0.2 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.2 million, or 1.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in taxes and licenses, business development travel, and bad debt, partially offset by decreases in professional fees, office occupancy costs, and hiring fees.

Restructuring charges for the nine months ended September 30, 2024 were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $10.2 million for the nine months ended September 30, 2024, an increase of $2.3 million, or 28.9%, compared to $7.9 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was 14.0% for the nine months ended September 30, 2024, compared to 11.5% for the nine months ended September 30, 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $126.0 million for the nine months ended September 30, 2024, an increase of 13.1% compared to $111.4 million for the nine months ended September 30, 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume and size of On-Demand projects and the timing of the Atreus acquisition in February 2023. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.4%.

Salaries and benefits expense increased $5.3 million, or 15.3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Fixed compensation increased $2.0 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, and stock compensation, partially offset by decreases in separation costs, and retirement and benefits costs. Variable compensation increased $3.3 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $4.0 million, or 26.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in hiring fees, an adjustment to increase the earnout accrual for Atreus, bad debt, office occupancy costs, business development travel, and expenses related to information technology, partially offset by decreases in intangible amortization and professional fees.

Cost of services increased $7.0 million, or 9.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in the volume of On-Demand Talent projects.

During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.

Restructuring charges for the nine months ended September 30, 2024, were $0.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The On-Demand Talent segment reported an Adjusted EBITDA loss of $0.8 million for the nine months ended September 30, 2024, a decrease of $1.4 million compared to Adjusted EBITDA of $0.7 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was (0.6)% for the nine months ended September 30, 2024, compared to 0.6% for the nine months ended September 30, 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $80.6 million for the nine months ended September 30, 2024, an increase of 21.7% compared to $66.2 million for the nine months ended September 30, 2023. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 0.9%. There were 84 Heidrick Consulting consultants at September 30, 2024, compared to 90 at September 30, 2023.

Salaries and benefits expense increased $6.8 million, or 12.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Fixed compensation increased $4.1 million due to increases in base salaries and payroll taxes, partially offset by decreases in stock compensation, separation costs, and talent acquisition and retention costs. Variable compensation increased $2.8 million due to higher bonus accruals related to increased consultant productivity, partially offset by a decrease in headcount as a result of the workforce reduction.

General and administrative expenses increased $4.4 million, or 30.2%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in office occupancy costs, business development travel, bad debt, intangible amortization, and expenses related to information technology, partially offset by a decrease in professional fees.

Cost of services increased $2.4 million, or 44.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to an increase in the volume of consulting projects requiring third-party consultants.

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

Restructuring charges for the nine months ended September 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $4.4 million for the nine months ended September 30, 2024, an improvement of $2.4 million, or 35.1%, compared to an Adjusted EBITDA loss of $6.8 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was (5.5)% for the nine months ended September 30, 2024, compared to (10.3)% for the nine months ended September 30, 2023.

Global Operations Support

Salaries and benefits expense increased $4.2 million, or 16.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in stock compensation, base salaries and payroll taxes, and variable compensation, partially offset by decreases in separation costs, and talent acquisition and retention costs.

General and administrative expenses increased $2.5 million, or 16.1%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases in professional fees, expenses related to information technology, business development travel, marketing expenses, and office occupancy costs, partially offset by decreases in hiring fees, insurance and bank fees, and communication services costs.

Restructuring charges for the nine months ended September 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $47.2 million for the nine months ended September 30, 2024, a decrease of $6.7 million, or 16.6%, compared to an Adjusted EBITDA loss of $40.5 million for the nine months ended September 30, 2023. Adjusted EBITDA margin was (5.7)% for the nine months ended September 30, 2024, compared to (5.2)% for the nine months ended September 30, 2023.

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

As of September 30, 2024, and December 31, 2023, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2024, December 31, 2023, and September 30, 2023, were $409.4 million, $478.2 million and $334.0 million, respectively. The $409.4 million of cash, cash equivalents and marketable securities at September 30, 2024, includes $183.9 million held by our foreign subsidiaries. A portion of the $183.9 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $39.8 million for the nine months ended September 30, 2024, primarily reflecting an increase in accounts receivable of $51.7 million and a decrease in accrued expenses of $41.4 million, partially offset by net income net of non-cash charges of $60.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2023 of $289.8 million, partially offset by 2024 bonus accruals.

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

Cash flows provided by investing activities. Cash provided by investing activities was $3.8 million for the nine months ended September 30, 2024, primarily due to proceeds from the sale of marketable securities and investments of $129.1 million, partially offset by purchases of marketable securities and investments of $115.6 million, and capital expenditures of $9.6 million.

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

Cash flows used in financing activities. Cash used in financing activities was $13.4 million for the nine months ended September 30, 2024, consisting of dividend payments of $9.6 million and employee tax withholding payments on equity transactions of $3.8 million.

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

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of September 30, 2024, we had aggregate future lease payment obligations of $127.6 million, with $16.7 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of September 30, 2024, we had asset retirement obligations of $3.8 million, with $0.2 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at September 30, 2024. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024. As of September 30, 2024, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.7 million for the nine months ended September 30, 2024. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Appointment of Principal Financial Officer

As previously disclosed, Mark Harris resigned from the position of Chief Financial Officer and left the Company, effective August 16, 2024. Effective as of October 30, 2024, Stephen Bondi, the Company’s Vice President Controller, was appointed to serve as the Company’s Principal Financial Officer in connection with the review, execution and certification of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. There are no arrangements or understandings between Mr. Bondi and any other persons pursuant to which he was appointed as Principal Financial Officer.

Mr. Bondi, 64, serves the Company's Vice President Controller and joined the Company in March 2011. Mr. Bondi and the Company did not enter into a new compensation plan or arrangement, or modify Mr. Bondi’s current compensation arrangement, in connection with Mr. Bondi being designated the Company’s Principal Financial Officer. There is no family relationship between Mr. Bondi and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. The Company has not entered into any transactions with Mr. Bondi that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Rajagopalan Advisory Agreement

As previously disclosed, the Company and Krishnan Rajagopalan, the Company’s former Chief Executive Officer, entered into an advisory agreement for the period from April 2, 2024 through December 31, 2024, whereby Mr. Rajagopalan agreed to provide to the Company certain advisory services. The Company agreed to pay Mr. Rajagopalan a monthly consulting fee of $33,750. On November 1, 2024 the Company and Mr. Rajagopalan agreed to extend the term of the advisory agreement to December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Form of Director and Officer Indemnification Agreement by and between the Company and each of its current directors and officers

*10.2	Rajagopalan Advisor Agreement

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2024

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)