Form 10-K
period 2024-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2025-03-03
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 28, 2024 was approximately $527,101,000 based upon the closing market price of $31.58 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 27, 2025, there were 20,409,835 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2025, are incorporated by reference into Part III of this Form 10-K.

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

We believe focusing on top-level senior executives offers several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our Executive Search services primarily on a retained basis.

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

On-Demand Talent. Our on-demand services provide clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team. In February 2023, we acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany, allowing us to establish and grow our on-demand talent presence in continental Europe. The On-Demand Talent segment represented approximately 15% of our net revenue in 2024.

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

Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually. The Heidrick Consulting segment represented approximately 10% of our net revenue in 2024.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 63 offices in 30 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

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

Americas Executive Search. As of December 31, 2024, we had 215 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Boston, and Chicago.

Europe Executive Search. As of December 31, 2024, we had 124 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany, and France.

Asia Pacific Executive Search. As of December 31, 2024, we had 79 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are Australia, the United Arab Emirates, and China (including Hong Kong).

On-Demand Talent. The largest countries in this segment, as defined by net revenue, are the Germany, the United States, and the United Kingdom.

Heidrick Consulting. As of December 31, 2024, we had 85 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and United Arab Emirates.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2024	2023	2022
Executive Search
Americas	51%	51%	57%
Europe	15%	16%	16%
Asia Pacific	9%	9%	11%
On-Demand Talent	15%	15%	9%
Heidrick Consulting	10%	9%	7%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2024, 2023, and 2022, are as follows:

	Percentage of Billings
Global Industry Practices	2024	2023	2022
Financial Services	26%	26%	27%
Industrial	23	24	20
Global Technology & Services	20	19	23
Consumer Markets	16	17	16
Healthcare & Life Sciences	12	11	11
Social Impact	3	3	3
	100%	100%	100%

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

No single client accounted for more than 2% of our net revenue in 2024, and none more than 1% in 2023 and 2022. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2024, 7% in 2023 and 6% in 2022.

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

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn Ferry, Russell Reynolds Associates, and Spencer Stuart. To a lesser extent, we also face competition from smaller boutique firms that specialize in certain regional markets or industry segments and online firms. Additionally, our clients or prospective clients may decide to perform executive searches using in-house personnel. Each firm with which we compete is also a competitor in the marketplace for effective search consultants.

Overall, the search industry has relatively few barriers to entry; however, there are higher barriers to entry to compete with global retained executive search firms that can provide leadership consulting services at the senior executive level. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enables us to compete favorably with other executive search firms.

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

Human Capital

As a premier provider of global leadership advisory services, our success is driven by our world class team of colleagues. We have intentionally built teams with deep expertise, distinctive capabilities and a shared commitment to exceptional client service, ensuring we bring the best insights and solutions to those we serve. By cultivating a culture of inclusion, collaboration and excellence - investing in development across the phases of our employees’ career progression - we attract and retain top talent and empower them to help clients solve their most difficult leadership challenges.

Our Global Footprint. As of December 31, 2024, we employed 2,201 individuals, represented on geographic basis by 1,152 in the Americas, 745 in Europe and Africa, and 304 in Asia Pacific and the Middle East. Within our operating segments, we employed 652 individuals in the Americas, 424 in Europe and Africa, 240 in Asia Pacific and the Middle East, 225 in On-Demand Talent, 319 in Heidrick Consulting and 341 in Global Operations Support. Our headcount includes 503 consultants (418 focused on Executive Search and 85 focused on Heidrick Consulting), 565 associates and engagement managers, and 1,133 other search, consulting, on-demand talent, support, and Global Operations Support employees. As of December 31, 2024, women represented 64% of our global workforce and people of color represented 26% of our workforce in the United States.

Talent Development and Management. We are committed to the professional development of our employees and promoting a continuous learning culture within our firm. Our learning and development programs have been created with the goal of building and/or enhancing internal leadership, business development, account management, client service, and leadership skills among our employees. In 2024, we delivered over 650 hours of instructor-led, facilitated training to our colleagues globally, and employees completed over 6,400 self-paced courses. Our programming was deployed in both virtual and in-person formats and includes live and on-demand eLearning. These programs are regularly updated to align with our evolving strategic priorities, shifting client needs and employee feedback.

For instance, in 2024, we launched One Heidrick Learning, a global virtual learning series to develop soft and hard skills, share knowledge across our client solution areas, and provide opportunities for employees to connect with colleagues at all levels across the globe. As part of our talent management framework, we conduct a mid-year review and a thorough performance review process at year-end, as well as periodic talent reviews across the organization, which are designed to track performance, agree on development needs, cultivate succession potential for leadership roles and identify broader talent gaps. Additionally, we encourage our employees to explore internal career mobility opportunities, offering additional options with their career path and development opportunities within the firm.

Culture and Engagement. We are collectively focused on fostering a culture that brings a spectrum of ideas and experiences to our work and empowers our colleagues to collaborate across geographies and solution areas for their own enrichment and for the benefit of our clients. By integrating principles of inclusive leadership and fostering a sense of belonging and engagement, we believe we cultivate wide-ranging ideas and perspectives and improve business outcomes. At its core, this approach is about getting the best out of everyone, across the whole organization. We design our inclusion and belonging initiatives to improve employee engagement and satisfaction, accelerate our business strategy and ultimately drive sustainable growth and employee retention.

A key component of our employee engagement strategy is our voice of the employee survey. These surveys offer employees the opportunity to regularly and anonymously comment on their experience at Heidrick & Struggles. We use the tool to evaluate various areas of the employee experience and we leverage the results to evaluate and inform programming opportunities, development needs and managerial performance. Data from the surveys is shared anonymously with key leaders across geographies, practices and businesses, and leaders are encouraged to engage with their teams on the themes reflected in the survey results. In 2024, we conducted three firm-wide surveys with a total aggregate employee participation of 85%.

Employee Total Rewards and Well-Being. We are committed to supporting our employees both professionally and personally as they continue to navigate a rapidly changing world. We are committed to compensating our employees fairly at all levels, based on demonstrated capabilities and achievements, experience and superior performance, irrespective of gender, race, or other demographic factors. We regularly benchmark our compensation practices against industry standards and best practices to ensure that we remain competitive. Our competitive global benefits are tailored to each country we operate in, reflecting local market standards and cultural needs. Our benefits strategy focuses on the overall well-being of our colleagues and their families, offering support across physical, emotional, financial, and social dimensions. One of the objectives of our benefits program is to help our employees in their efforts to manage their professional and personal lives in a way that is sustainable over the long-term. We learned from our engagement surveys that employees highly value some flexibility and choice in the way they work – as a result, we crafted a hybrid approach to their work, which allows employees to work remotely part of the time (with variations depending upon location and role) and promotes purposeful time in the office together. We believe stronger bonds are formed in person and that bringing teams together with intentionality facilitates development and collaboration in support of our go-to-market strategy.

Participation in our Geographic Communities. We are proud members and enthusiastic participants in supporting the communities where we live and work. Our Global Philanthropic Committee provides a coordinated, global approach to supporting philanthropic causes and endeavors that impact our employees, clients and communities. In 2024, employees participated in our 6th Global Day of Service where over 900 colleagues in over 45 offices around the world donated over 4,000 hours to and raised funds for over 50 non-profit organizations. We also support our employees who bring attention to philanthropic causes and organizations that they engage with independently.

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

We depend on our overall professional reputation and brand name recognition to retain existing and secure new client relationships, and to hire and retain qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. In turn, the clients with which we choose to work can impact our reputation. If any factor, including the poor performance of our personnel or consultants, the loss of relevant thought leadership, various evolving trends related to market standards and stakeholder expectations, or the actual or perceived action or position of one of our consultants or clients, hurts our reputation or brand name, we may experience difficulties in competing successfully for both new engagements and qualified consultants, and we may experience decreased demand for our services. Failure to maintain our professional reputation and brand name could adversely affect our business, financial condition and results of operations.

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

Demand for our services is affected by global macroeconomic conditions and the general level of economic activity and strength of the labor markets in the geographic regions in which we and our clients operate. During periods of slowed economic activity, many companies hire fewer permanent employees, reduce the levels at which they compensate their employees (which generally reduces the amount of revenue we generate as a result of a successful placement), choose to rely on their own human resources departments rather than third-party search firms to find talent or cut back on human resource initiatives or consulting engagements, all of which could negatively affect our financial condition and results of operations, including specifically our net revenue and operating expenses. We also may experience more competitive pricing pressure during periods of economic decline or unfavorable labor market conditions. If unfavorable changes in economic conditions occur, or if there are prolonged weaknesses in the labor markets in which we and our clients operate, including as a result of structural changes in workforce requirements in response to emerging technologies such as artificial intelligence, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures, may negatively impact our expense base by increasing the costs we pay, including for services and employees, and may negatively impact revenues if our efforts to compensate for higher costs by raising our prices cause clients to reduce the volume of business they do with us or reduce our ability to attract new clients. Geopolitical instability, including actions by the new U.S. presidential administration and Congress, may also cause employers to reduce hiring and otherwise limit new strategic initiatives, which may also affect the demand for our services and ultimately impact our results of operations and financial condition.

We face aggressive competition and if we are unable to meet these competitive challenges, our business, financial condition and results of operations may be materially and adversely affected.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms and, more recently with online firms and social media. Specialty firms may focus on regional or functional markets or on particular industries to a greater extent than we do. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share. Our competitors may be further along in the development and design of technological solutions to meet client requirements, including solutions involving generative artificial intelligence or other emerging technologies, and our new products and services could encounter significant competition from more mature participants in those areas. We may also face increasing competitive pressure as a result of our clients leveraging such technologies in-house to perform all or a portion of the services we offer in a manner that ultimately decreases the demand for our services, which could in turn require us to reduce our fees.

There are limited barriers to entry into the search industry and new search firms continue to enter the market. Executive search firms that have a smaller client base than we do may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Also, as online firms continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly disrupting the executive search industry. As a result, we may not be able to continue to compete effectively with existing or potential competitors and we may not be able to implement our leadership strategy effectively.

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

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2024, approximately 41% of our net revenue was generated outside the United States. We do not enter into hedging transactions relating to our exposure to currency fluctuations. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations. Currency fluctuations positively impacted our net revenues less than 0.1% and positively impacted our operating income by 0.6% for the year ended December 31, 2024.

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

We have experienced, and may in the future experience impairment of our goodwill, other intangible assets and other long-lived assets, which could have an adverse impact on our business, financial condition and results of operations.

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually, and we review our goodwill, other intangible assets and other long-lived assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long-term assets is less than the carrying amount of the related assets, we would be required to record an impairment charge. We recognized an aggregate goodwill impairment charge of $59.5 million in 2024. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

Some key safeguards we have undertaken to assess, identify and manage material risks from cybersecurity threats include, but are not limited to:

•Engaging an independent audit firm to conduct a System and Organization Controls (“SOC”) 2 audit of the Company in 2024;
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

We regularly engage third party service providers to assist with management of cybersecurity risks. For instance, as noted above, we engage third parties to conduct frequent, independent vulnerability and penetration testing of our systems. In addition, in 2023 and 2024, we engaged Grant Thornton LLP to conduct a SOC 2 audit of our systems and controls. Further, our enterprise level IT general controls are audited annually by our independent registered public accounting firm.

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

Governance

The AFC, comprised entirely of independent directors, assists the Board in its responsibilities of ensuring that the Company has established, documented and maintained, and periodically reevaluates, its processes with respect to cybersecurity. Our CISO briefs the AFC on cybersecurity matters, including on the evolving threat landscape and the Company’s enhanced efforts in light of emerging risks, no less than twice per year, and in 2024, our CISO provided cybersecurity updates to the AFC two times during the course of the year. In addition to formal updates provided to the AFC, our CISO maintains regular communication throughout the year with members of the AFC on these issues. The chair of the AFC also briefs the full Board on cybersecurity matters discussed amongst the AFC. Furthermore, and as discussed above, cybersecurity risks are also reviewed and discussed with the AFC and the full Board as part of the annual ERM assessment.

Our CISO has experience managing a risk-based, effective, practical and appropriately-sized cybersecurity program that aligns with our strategic business objectives and leads our cybersecurity team, which is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Our CISO has 29 years of experience in the technology domain and 25 years of experience in information security. Our CISO is also a CISSP (Certified Information Systems Security Professional) and a CIPP/E (Certified Information Privacy Professional/Europe).

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2024, we have leased office space in 57 cities in 30 countries around the world. All of our offices are leased. We do not own any real estate. We believe our existing facilities are in good operating condition and are suitable for our current needs. We do not anticipate significant difficulty replacing such facilities or locating additional facilities to accommodate future growth.

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

Holders of Record

As of February 14, 2024, we had 45 holders of record of our common stock and 20,409,835 shares of common stock outstanding. A greater number of holders of our common stock are beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 13 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2019.

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
December 2024
$200.00
$150.00
$100.00
$50.00
$0.00
2019
2020
2021
2022
2023
2024
Heidrick & Struggles International, Inc.
S&P SmallCap 600 Index
S&P Composite 1500 Human Resource & Employment Services

Assumes $100 invested on December 31, 2019 in HSII or index, including reinvestment of dividends.
Index Data - Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2024, the total cash dividend paid was $0.60 per share.

In February 2025, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 27, 2025, to shareholders of record as of March 13, 2025. Any future dividends will continue to be declared at the discretion of our Board of Directors.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2024 and 2023, we paid $0.7 million and $0.5 million, respectively, in dividend equivalent payments.

Stock Repurchase Program

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the year ended December 31, 2023, the Company repurchased 36,000 shares of common stock for $0.9 million. There were no purchases of shares of our common stock in 2024 or 2022, and prior to the 2023 purchases, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2024, we have purchased 1,074,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

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

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the conflict in Israel and the Gaza strip, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; the impact from actions by the new U.S. presidential administration and Congress; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for years 2024 and 2023. For the discussion of changes from 2023 to 2022 and other financial information related to 2022, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 27, 2023.

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

Historically, a portion of the Company’s consultant and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus was approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first half of the following year and for an additional three-year vesting period. The deferrals were recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, were paid under the terms of the cash bonus deferral program. The deferrals were recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets. The final cash bonus deferrals were paid during the year ended December 31, 2023.

2024 Overview

Consolidated net revenue increased $71.7 million, or 7.0%, to $1.1 billion in 2024 from $1.0 billion in 2023. Foreign exchange rates positively impacted results by $0.4 million, or less than 0.1%. Executive Search net revenue was $818.4 million in 2024, an increase of $38.3 million, or 4.9%, compared to 2023. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $168.3 million in 2024, an increase of $15.8 million, or 10.4%, compared to 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume on-demand projects and the timing of the Atreus acquisition in February 2023. Heidrick Consulting net revenue was $111.9 million in 2024, an increase of $17.6 million, or 18.6%, compared to 2023. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year and the timing of the businessfourzero acquisition in April 2023.

The number of Executive Search and Heidrick Consulting consultants was 418 and 85, respectively, as of December 31, 2024, compared to 414 and 89, respectively, as of December 31, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the years ended December 31, 2024, and 2023, respectively. Executive search confirmations increased 0.1% in 2024 compared to 2023. The average revenue per executive search increased to $146,000 in 2024 compared to $140,000 in the prior year.

Adjusted EBITDA as a percentage of revenue was 10.1% in 2024, compared to 12.2% in 2023. The change in Adjusted EBITDA was primarily due to increases in salaries and benefits expense, general and administrative expense, and cost of services, partially offset by an increase in net revenue of $71.7 million. Salaries and benefits expense as a percentage of net revenue was 65.1% in 2024, compared to 63.9% in 2023. General and administrative expense as a percentage of net revenue was 15.2% in 2024, and 2023. Cost of services expense as a percentage of net revenue was 10.8% in 2024, compared to 10.6% in 2023. Research and development costs as a percentage of net revenue was 2.1% in 2024, compared to 2.2% in 2023.

We ended the year with combined cash, cash equivalents, and marketable securities of $563.5 million, an increase of $85.4 million compared to $478.2 million at December 31, 2023. We pay the majority of bonuses in the first half of the year following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $317.8 million in bonuses related to 2024 performance in March and April 2025.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Revenue
Revenue before reimbursements (net revenue)	$1,098,573	$1,026,864	$1,073,464
Reimbursements	17,103	14,318	10,122
Total revenue	1,115,676	1,041,182	1,083,586

Operating expenses
Salaries and benefits	715,628	656,030	737,430
General and administrative expenses	166,995	156,494	132,678
Cost of services	118,950	109,039	70,676
Research and development	23,055	22,698	20,414
Impairment charges	59,478	7,246	—
Restructuring charges	6,939	—	—
Reimbursed expenses	17,103	14,318	10,122
Total operating expenses	1,108,148	965,825	971,320

Operating income	7,528	75,357	112,266

Non-operating income (expense)
Interest, net	14,422	11,617	5,337
Other, net	8,702	1,697	(2,367)
Net non-operating income	23,124	13,314	2,970

Income before taxes	30,652	88,671	115,236

Provision for income taxes	21,924	34,261	35,750

Net income	$8,728	$54,410	$79,486

Weighted-average common shares outstanding
Basic	20,293	20,029	19,758
Diluted	21,188	20,766	20,618

Earnings per common share
Basic	$0.43	$2.72	$4.02
Diluted	$0.41	$2.62	$3.86

Cash dividends paid per share	$0.60	$0.60	$0.60

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2024	2023	2022
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	1.6	1.4	0.9
Total revenue	101.6	101.4	100.9

Operating expenses
Salaries and benefits	65.1	63.9	68.7
General and administrative expenses	15.2	15.2	12.4
Cost of Services	10.8	10.6	6.6
Research and development	2.1	2.2	1.9
Impairment charges	5.4	0.7	—
Restructuring charges	0.6	—	—
Reimbursed expenses	1.6	1.4	0.9
Total operating expenses	100.9	94.1	90.5

Operating income	0.7	7.3	10.5

Non-operating income (expense)
Interest, net	1.3	1.1	0.5
Other, net	0.8	0.2	(0.2)
Net non-operating income	2.1	1.3	0.3

Income before income taxes	2.8	8.6	10.7

Provision for income taxes	2.0	3.3	3.3

Net income	0.8%	5.3%	7.4%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	December 31,
	2024	2023	2022
Revenue before reimbursements (net revenue)	$1,098,573	$1,026,864	$1,073,464

Net income	8,728	54,410	79,486
Interest, net	(14,422)	(11,617)	(5,337)
Other, net	(8,702)	(1,697)	2,367
Provision for income taxes	21,924	34,261	35,750
Operating income	7,528	75,357	112,266

Adjustments
Depreciation	10,782	9,113	7,394
Intangible amortization	8,075	9,395	3,209
Earnout accretion	1,926	1,554	820
Earnout fair value adjustments	438	—	(464)
Acquisition contingent consideration	10,815	11,934	3,885
Deferred compensation plan	5,257	6,132	(6,232)
Reorganization costs	—	4,886	—
Impairment charges	59,478	7,246	—
Restructuring charges	6,939	—	—
Total adjustments	103,710	50,260	8,612

Adjusted EBITDA	$111,238	$125,617	$120,878
Adjusted EBITDA margin	10.1%	12.2%	11.3%

The Company has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally (See Note 18, Segment Information).

Revenue and Adjusted EBITDA, by segment, are as follows:

	December 31,
	2024	2023	2022
Revenue
Executive Search
Americas	$556,944	$522,988	$612,881
Europe	165,018	166,379	176,275
Asia Pacific	96,396	90,678	112,766
Total Executive Search	818,358	780,045	901,922
On-Demand Talent	168,325	152,506	91,349
Heidrick Consulting	111,890	94,313	80,193
Revenue before reimbursements	1,098,573	1,026,864	1,073,464
Reimbursements	17,103	14,318	10,122
Total revenue	$1,115,676	$1,041,182	$1,083,586

Adjusted EBITDA
Executive Search
Americas	$174,260	$173,358	$164,193
Europe	14,793	22,246	22,150
Asia Pacific	13,327	11,070	19,813
Total Executive Search	202,380	206,674	206,156
On-Demand Talent	(1,984)	1,434	(336)
Heidrick Consulting	(6,237)	(5,823)	(6,444)
Total segments	194,159	202,285	199,376
Research and development	(19,016)	(20,535)	(19,965)
Global Operations Support	(63,905)	(56,133)	(58,533)
Total adjusted EBITDA	$111,238	$125,617	$120,878

Year ended December 31, 2024, compared to year ended December 31, 2023

Total revenue. Consolidated total revenue increased $74.5 million, or 7.2% to $1.1 billion in 2024 from $1.0 billion in 2023. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $71.7 million, or 7.0%, to $1.1 billion in 2024 from $1.0 billion in 2023. Foreign exchange rates positively impacted results by $0.4 million, or less than 0.1%. Executive Search net revenue was $818.4 million in 2024, an increase of $38.3 million, or 4.9%, compared to 2023. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $168.3 million in 2024, an increase of $15.8 million, or 10.4%, compared to 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of on-demand projects and the timing of the Atreus acquisition in February 2023. Heidrick Consulting net revenue was $111.9 million in 2024, an increase of $17.6 million, or 18.6%, compared to 2023. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year and the timing of the businessfourzero acquisition in April 2023.

The number of Executive Search and Heidrick Consulting consultants was 418 and 85, respectively, as of December 31, 2024, compared to 414 and 89, respectively, as of December 31, 2023. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the years ended December 31, 2024, and 2023, respectively. Executive search confirmations increased 0.1% in 2024 compared to 2023. The average revenue per executive search increased to $146,000 in 2024 compared to $140,000 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $59.6 million, or 9.1%, to $715.6 million in 2024, from $656.0 million in 2023. Fixed compensation increased $6.8 million due to increases in base salaries and payroll taxes, stock-based compensation, and talent acquisition and retention costs, partially offset by decreases in separation costs, retirement and benefits, and deferred compensation plan expenses. Variable compensation increased $52.8 million due to due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted salaries and benefits expenses by $0.3 million, or less than 0.1%.

In 2024, we had an average of 2,195 employees, compared to an average of 2,208 employees in 2023.

As a percentage of net revenue, salaries and benefits expense was 65.1% in 2024, compared to 63.9% in 2023.

General and administrative expenses. Consolidated general and administrative expenses increased $10.5 million, or 6.7%, to $167.0 million in 2024 from $156.5 million in 2023. The increase in general and administrative expenses was due to increases in office occupancy costs, expenses related to information technology, business development travel, professional fees, hiring fees, and marketing expenses, partially offset by decreases in bad debt, intangible amortization, external third-party consultants, insurance and bank fees, taxes and licenses, and communication services costs. Foreign exchange rate fluctuations negatively impacted general and administrative expenses by $0.3 million, or 0.2%.

As a percentage of net revenue, general and administrative expenses were 15.2% in 2024, and 2023.

Cost of services. Consolidated cost of services increased $9.9 million, or 9.1%, to $119.0 million in 2024, from $109.0 million in 2023. The increase in cost of services was primarily due to an increase in the volume of On-Demand and consulting projects. Foreign exchange rate fluctuations negatively impacted cost of services by $0.3 million, or 0.3%.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The benefits from our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting, On-Demand Talent and for products and services in new segments that we may embark upon in the future from time to time, such as our new Heidrick Navigator platform. Consolidated R&D expense increased $0.4 million, or 1.6%, to $23.1 million in 2024, from $22.7 million in 2023. R&D expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the 2024 interim impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively, during the three months ended June 30, 2024. In October 2024, the Company performed its annual goodwill impairment analysis, and determined that goodwill within the On-Demand Talent reporting unit was impaired, which resulted in an impairment charge of $43.3 million to write-off goodwill related to the excess of book value compared to fair value. In 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charges are recorded within Impairment charges in the Consolidated Statement of Comprehensive Income (Loss) for the twelve months ended December 31, 2024, and 2023, respectively, and the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, and 2023, respectively. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $111.2 million in 2024, a decrease of $14.4 million, or 11.4%, compared to $125.6 million in 2023. Adjusted EBITDA margin was 10.1% in 2024, compared to 12.2% in 2023.

Net non-operating income. Net non-operating income was $23.1 million in 2024, compared to $13.3 million in 2023.

Interest, net was $14.4 million of income in 2024, compared to $11.6 million in 2023, with the increase primarily due to a higher volume of short-term investments and an increase in interest on cash balances on bank accounts.

Other, net was $8.7 million of income in 2024, compared to $1.7 million in 2023. The increase is primarily due to foreign exchange gains in the current year as compared to foreign exchange losses in the prior year, partially offset by a decrease in unrealized gains on the deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $556.9 million in 2024, an increase of 6.5% from $523.0 million in 2023. The increase in net revenue was due to a 7.1% increase in the number of executive search confirmations. All practice groups exhibited growth in revenue over the prior period. Foreign exchange fluctuations negatively impacted net revenue by $1.2 million or 0.2%. There were 215 Executive Search consultants as of December 31, 2024, compared to 213 as of December 31, 2023.

Salaries and benefits expense increased $32.4 million, or 10.4%, in 2024, compared to 2023. Fixed compensation increased $0.1 million due to increases in stock-based compensation, and talent acquisition and retention costs, partially offset by decreases in base salaries and payroll taxes, retirement and benefits, and the deferred compensation plan. Variable compensation increased $32.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.9 million, or 4.0%, in 2024, compared to 2023, due to decreases in bad debt, the use of external third-party consultants, marketing, and taxes and licenses, partially offset by increases in expenses related to information technology, professional fees, business development travel, and office occupancy costs.

The Americas reported Adjusted EBITDA of $174.3 million in 2024, an increase of $0.9 million, or 0.5%, compared to $173.4 million in 2023. Adjusted EBITDA margin was 31.3% in 2024, compared to 33.1% in 2023.

Europe

The Europe segment reported net revenue of $165.0 million in 2024, a decrease of 0.8% from $166.4 million in 2023. The decrease in net revenue was due to a 9.7% decrease in the number of executive search confirmations, partially offset by an increase in the average revenue per executive search compared to the prior year . All practice groups exhibited growth over the prior year, with the exception of Consumer and Industrial. Foreign exchange rate fluctuations positively impacted net revenue in 2024 by $1.8 million, or 1.1%. There were 124 Executive Search consultants as of December 31, 2024, and 2023.

Salaries and benefits expense increased $0.8 million, or 0.7%, in 2024, compared to 2023. Fixed compensation decreased $3.8 million due to talent acquisition and retention costs, separation costs, and retirement and benefits costs, partially offset by increases in base salaries and payroll taxes, and stock-based compensation. Variable compensation increased $4.7 million due to increased Company performance and an increase in talent acquisition and retention costs qualifying as variable compensation.

General and administrative expenses increased $2.2 million, or 7.8%, in 2024, compared to 2023, due to office occupancy costs, business development travel, hiring fees, and bad debt, partially offset by decreases in professional fees, the use of external third-party consultants, and taxes and licenses.

Impairment charges for 2024 were $1.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for 2024.

Europe reported Adjusted EBITDA of $14.8 million in 2024, a decrease of $7.5 million, or 33.5%, compared to $22.2 million in 2023. Adjusted EBITDA margin was 9.0% in 2024, compared to 13.4% in 2023.

Asia Pacific

The Asia Pacific segment reported net revenue of $96.4 million in 2024, an increase of $5.7 million, or 6.3%, compared to $90.7 million in 2023. The increase in net revenue was due to an increase in average revenue per executive search, partially offset by a 2.5% decrease in the number of executive search confirmations. All practice groups, with the exception of Social Impact, Consumer, and Industrial contributed to the increase in revenue. Foreign exchange rate fluctuations negatively impacted net revenue in 2024 by $1.4 million, or 1.5%. There were 79 Executive Search consultants as of December 31, 2024, compared to 77 as of December 31, 2023.

Salaries and benefits expense increased $2.6 million, or 4.1%, in 2024, compared to 2023. Fixed compensation decreased $0.1 million due to decreases in base salaries and payroll taxes, and separation, partially offset by increases in talent acquisition and retention costs, and stock-based compensation. Variable compensation increased $2.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.7 million, or 4.1%, in 2024, compared to 2023, due to increases in bad debt, taxes and licenses, and business development travel, partially offset by decreases in professional fees, hiring fees, and office occupancy costs.

Asia Pacific reported Adjusted EBITDA of $13.3 million in 2024, an increase of $2.3 million, or 20.4%, compared to $11.1 million in 2023. Adjusted EBITDA margin was 13.8% in 2024, compared to 12.2% in 2023.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $168.3 million in 2024, an increase of 10.4% compared to $152.5 million in 2023. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of on-demand projects and the timing of the Atreus acquisition in February 2023. Foreign exchange rate fluctuations positively impacted net revenue in 2024 by $0.3 million, or 0.2%.

Salaries and benefits expense increased $5.6 million, or 11.8%, in 2024, compared to 2023. Fixed compensation increased $1.6 million due to base salaries and payroll taxes, talent acquisition and retention costs, and stock-based compensation, partially offset by decreases in separation costs, and retirement and benefits costs. Variable compensation increased $4.0 million due to higher bonus accruals related to increased productivity.

General and administrative expenses increased $3.4 million, or 15.7%, in 2024, compared to 2023, due to hiring fees, an adjustment to increase the earnout accrual for Atreus, office occupancy costs, business development travel, expenses related to information technology, and taxes and licenses, partially offset by decreases in intangible amortization, marketing expenses, and professional fees.

Cost of services increased $8.8 million, or 8.8%, in 2024, compared to 2023, primarily due to an increase in the volume of on-demand talent projects.

Impairment charges for 2024 were $58.0 million as a result of an interim impairment evaluation and the annual impairment evaluation on the goodwill of the On-Demand Talent reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for 2024.

On-Demand Talent reported an Adjusted EBITDA loss of $2.0 million in 2024, a decrease of $3.4 million compared to Adjusted EBITDA of $1.4 million in 2023. Adjusted EBITDA margin was (1.2)% in 2024, compared to 0.9% in 2023.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $111.9 million in 2024, an increase of 18.6% compared to $94.3 million in 2023. The increase in net revenue was due to a 25.5% increase in confirmations and the timing of the businessfourzero acquisition in April 2023. Foreign exchange rate fluctuations positively impacted results in 2024 by $0.8 million, or 0.8%. There were 85 Heidrick Consulting consultants as of December 31, 2024, compared to 89 as of December 31, 2023.

Salaries and benefits expense increased $12.9 million, or 16.9%, in 2024, compared to 2023. Fixed compensation increased $5.1 million due to increases in base salaries and payroll taxes, and retirement and benefits costs, partially offset by decreases in stock-based compensation, talent acquisition and retention costs, separation costs, and the deferred compensation plan. Variable compensation increased $7.8 million due to an increase in production due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $3.5 million, or 17.1%, in 2024, compared to 2023, due to increases in office occupancy costs, business development travel, intangible amortization, and expenses related to information technology, partially offset by decreases in professional fees and an adjustment to decrease the earnout accrual for businessfourzero.

Cost of services increased $1.1 million, or 12.2%, in 2024, compared to 2023, due to an increase in the volume of consulting engagements requiring third-party consultants.

Impairment charges for 2023 were $7.2 million as a result of an interim impairment evaluation on the goodwill of the Heidrick Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for 2023.

Heidrick Consulting reported an Adjusted EBITDA loss of $6.2 million in 2024, a decrease of $0.4 million, or 7.1% compared to an Adjusted EBITDA loss of $5.8 million in 2023. Adjusted EBITDA margin was (5.6)% in 2024, compared to (6.2)% in 2023.

Global Operations Support

Salaries and benefits expenses increased $5.1 million, or 14.5%, in 2024, compared to 2023, due to an increase in base salaries and payroll taxes, stock-based compensation, variable compensation, retirement and benefits, and separation costs, partially offset by a decrease in talent acquisition and retention costs.

General and administrative expenses increased $2.6 million, or 12.4%, in 2024, compared to 2023, due to increases in professional fees, expenses related to information technology, marketing expenses, business development travel, and office occupancy costs, partially offset by decreases in taxes and licenses, insurance and bank fees, hiring fees, and communication services.

Global Operations Support reported an Adjusted EBITDA loss of $63.9 million in 2024, a decrease of $7.8 million compared to an Adjusted EBITDA loss of $56.1 million in 2023. Adjusted EBITDA margin was (5.8)% in 2024 compared to (5.5)% 2023.

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
As of December 31, 2024, and 2023, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2024, were $563.5 million, an increase of $85.4 million compared to $478.2 million at December 31, 2024. The $563.5 million of cash, cash equivalents, and marketable securities at December 31, 2024, includes $238.5 million held by our foreign subsidiaries. A portion of the $238.5 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $317.8 million in bonuses related to 2024 performance in March and April 2025.

Cash flows provided by (used in) operating activities. For the year ended December 31, 2024, cash provided by operating activities was $150.4 million, primarily reflecting net income net of non-cash charges of $80.1 million, accrued expenses of $47.0 million and income taxes recoverable of $12.3 million. The increase in accrued expenses is primarily due to 2024 bonus accruals of $317.8 million, partially offset by cash bonus payments related to 2023 of $289.8 million.

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

Cash flows provided by (used in) investing activities. For the year ended December 31, 2024, cash used by investing activities was $14.6 million, primarily due to purchases of available for sale investments of $163.6 and capital expenditures of $26.3 million, partially offset by the proceeds from the maturity and sale of available for sale investments of $175.3 million. The cash outflow for capital expenditures is primarily the result of office build-outs and software capitalization related to new product development.

For the year ended December 31, 2023, cash provided by investing activities was $133.6 million, primarily due to proceeds from the maturity and sale of available for sale investments of $337.9 million, partially offset by purchases of available for sale investments of $141.0 million, acquisition of businesses, net of cash acquired, of $49.9 million, and capital expenditures of $13.4 million. The cash outflow for capital expenditures is primarily the result of office build-outs and software capitalization related to new product development.

Cash flows used in financing activities. For the year ended December 31, 2024, cash used in financing activities was $16.7 million, primarily due to cash dividend payments of $12.9 million, and payment of employee tax withholdings on equity transactions of $3.8 million.

For the year ended December 31, 2023, cash used in financing activities was $53.5 million, primarily due to acquisition earnout payments of $35.9 million, cash dividend payments of $12.5 million, payment of employee tax withholdings on equity transactions of $4.1 million, and common stock repurchases of $0.9 million.

Stock repurchase program. On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the year ended December 31, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. There were no purchases of shares of common stock in 2024, and prior to the 2023 purchase, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2024, we have purchased 1,074,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of December 31, 2024, we had lease payment obligations of $100.8 million, with $17.7 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of December 31, 2024, we had asset retirement obligations of $3.6 million, with $0.2 million payable within 12 months.

In addition to lease related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2024. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As of December 31, 2024, we did not have a liability for uncertain tax positions.

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

We operate five reporting units: the Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of each of our reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry and the macroeconomic conditions affecting each of our reporting units. The assumptions used in the determination of fair value were (1) a forecast of revenue growth in the near and long term; (2) the discount rate; and (3) a forecast of operating expense growth in the near and long term. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. We recognized an aggregate goodwill impairment charge of $59.5 million in 2024. We continue to monitor potential triggering events including changes in the business climate in which we operate, our market capitalization compared to our book value, and our recent operating performance. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2024 net income by approximately $3.1 million. For financial information by segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Revenue Recognition
As described in Note 3 of the consolidated financial statements, revenue before reimbursements from executive search and consulting engagements of $818,358,000 and $111,890,000, respectively, is recognized over the expected average period of performance, in proportion to the estimated personnel time or cost incurred to fulfill the obligations under the executive search or consulting contract. This requires management to make significant estimates including the amount of effort extended over certain defined time periods of the executive search or consulting engagement. The transaction price for executive search engagements generally includes variable consideration, known as uptick revenue, in addition to fixed consideration. The Company estimates the amount of uptick revenue at contract inception based on a portfolio approach utilizing the expected value method based on a historical analysis. This requires management to make significant estimates including the average amount of uptick revenue earned on an executive search engagement. Changes in the assumptions used in these estimates could have a significant impact on the revenue recognized during the period.

We identified the Company’s revenue recognition related to executive search and consulting engagements as a critical audit matter because of certain significant assumptions management makes when estimating progress over time for each and when estimating the average uptick revenue earned specific to executive search engagements. Management’s assumptions involve (a) determining which historical data should be included in the estimate calculations for executive search engagements and (b) determining the estimated costs to complete for the consulting engagements. Auditing these assumptions involved a high degree of judgment and subjectivity as changes in these assumptions could have a significant impact on the amount of revenue recognized.

Our audit procedures related to the assumptions involved in estimating progress over time for executive search and consulting engagements, and estimating the average uptick revenue earned on executive search engagements included the following, among others:

•We obtained an understanding of the relevant controls related to management’s estimates of progress over time and average uptick revenue, and tested such controls for design and operating effectiveness, including management review controls over the completeness and accuracy of data compiled and used in the estimate.

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

•We selected a sample of contracts and performed the following procedures:

–Obtained and read contract source documents for each selection.

–Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.

–Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

–Tested the inputs and the mathematical accuracy of management’s revenue calculations and recalculated deferred revenue at period end, if any.

Valuation of On-Demand Talent Reporting Unit for Goodwill Impairment Testing
As described in Notes 2 and 9 to the financial statements, as of December 31, 2024, the Company’s goodwill balance assigned to the On-Demand Talent reporting unit was $47,121,000 and goodwill impairment relating to this reporting unit during the year ended December 31, 2024, amounted to $58,015,000. The Company tests for impairment of goodwill at the reporting unit level at least annually and whenever events occur, or circumstances indicate that a carrying amount of goodwill may not be recoverable. The Company determines the fair value of the On-Demand Talent reporting unit using a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. When determining the fair value of the On-Demand Talent reporting unit management makes significant estimates and assumptions, including revenue growth rates, projected operating costs, and discount rates.

We identified the valuation of the On-Demand Talent reporting unit for goodwill impairment testing as a critical audit matter given the significant estimates and assumptions management makes to determine the fair value of the On-Demand Talent reporting unit. Auditing the reasonableness of management’s estimates and assumptions related to revenue growth rates, projected operating costs, and discount rates utilized in the valuation of the On-Demand Talent reporting unit’s quantitative test for goodwill impairment required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

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

•We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the forecasts to: (1) historical results, and (2) external market and industry data.

•We evaluated the reasonableness of management’s forecasts of operating costs as a percentage of revenue by comparing the forecasts to historical results, and comparison to guideline public companies.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:

–Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

–Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 of the Company and our report dated March 3, 2025 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 3, 2025

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$515,627	$412,618
Marketable securities	47,896	65,538
Accounts receivable, net of allowances of $7,296 and $6,954, respectively	134,331	133,128
Prepaid expenses	28,718	23,597
Other current assets	39,935	47,923
Income taxes recoverable	6,470	10,410
Total current assets	772,977	693,214

Non-current assets
Property and equipment, net	51,685	35,752
Operating lease right-of-use assets	83,518	86,063
Assets designated for retirement and pension plans	9,976	11,105
Investments	58,290	47,287
Other non-current assets	25,500	17,071
Goodwill	137,861	202,252
Other intangible assets, net	12,483	20,842
Deferred income taxes, net	41,898	28,005
Total non-current assets	421,211	448,377

Total assets	$1,194,188	$1,141,591

Current liabilities
Accounts payable	$25,088	$20,837
Accrued salaries and benefits	353,531	322,744
Deferred revenue	51,085	45,732
Operating lease liabilities	17,653	21,498
Other current liabilities	21,369	21,823
Income taxes payable	14,287	6,057
Total current liabilities	483,013	438,691

Non-current liabilities
Accrued salaries and benefits	58,547	52,108
Retirement and pension plans	72,138	62,100
Operating lease liabilities	83,152	78,204
Deferred income tax liability - non-current	1,616	6,402
Other non-current liabilities	42,905	41,808
Total non-current liabilities	258,358	240,622

Total liabilities	741,371	679,313

Commitments and contingencies (Note 20)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,414,915 and 20,127,872 shares issued, 20,409,835 and 20,122,792 shares outstanding at December 31, 2024 and 2023, respectively	204	201
Treasury stock at cost, 5,080 shares at December 31, 2024 and 2023, respectively	(110)	(110)
Additional paid in capital	260,893	251,988
Retained earnings	205,875	210,070
Accumulated other comprehensive income (loss)	(14,045)	129
Total stockholders’ equity	452,817	462,278

Total liabilities and stockholders’ equity	$1,194,188	$1,141,591
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2024	2023	2022
Revenue
Revenue before reimbursements (net revenue)	$1,098,573	$1,026,864	$1,073,464
Reimbursements	17,103	14,318	10,122
Total revenue	1,115,676	1,041,182	1,083,586

Operating expenses
Salaries and benefits	715,628	656,030	737,430
General and administrative expenses	166,995	156,494	132,678
Cost of services	118,950	109,039	70,676
Research and development	23,055	22,698	20,414
Impairment charges	59,478	7,246	—
Restructuring charges	6,939	—	—
Reimbursed expenses	17,103	14,318	10,122
Total operating expenses	1,108,148	965,825	971,320

Operating income	7,528	75,357	112,266

Non-operating income (expense)
Interest, net	14,422	11,617	5,337
Other, net	8,702	1,697	(2,367)
Net non-operating income	23,124	13,314	2,970

Income before income taxes	30,652	88,671	115,236

Provision for income taxes	21,924	34,261	35,750

Net income	8,728	54,410	79,486

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,417)	4,810	(8,457)
Net unrealized gain (loss) on available-for-sale investments	11	83	(41)
Pension gain (loss) adjustment	232	(575)	2,634
Other comprehensive income (loss), net of tax	(14,174)	4,318	(5,864)

Comprehensive income (loss)	$(5,446)	$58,728	$73,622

Weighted-average common shares outstanding
Basic	20,293	20,029	19,758
Diluted	21,188	20,766	20,618

Earnings per common share
Basic	$0.43	$2.72	$4.02
Diluted	$0.41	$2.62	$3.86

Cash dividends paid per share	$0.60	$0.60	$0.60

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows - operating activities
Net income	$8,728	$54,410	$79,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,857	18,508	10,603
Deferred income taxes	(19,421)	11,900	7,088
Stock-based compensation expense	12,725	10,830	16,689
Accretion expense related to earnout payments	1,926	1,554	820
Impairment charges	59,478	7,246	—
Gain on marketable securities	(2,663)	(2,918)	(2,406)
Loss on disposal of property and equipment	454	209	392
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,520)	6,913	4,522
Accounts payable	4,625	(131)	(5,731)
Accrued expenses	47,031	(145,118)	32,892
Restructuring accrual	2,506	—	—
Deferred revenue	6,272	2,035	(7,237)
Income taxes recoverable (payable), net	12,326	(6,692)	(13,606)
Retirement and pension plan assets and liabilities	6,021	7,493	(479)
Prepaid expenses	(5,536)	1,233	(2,850)
Other assets and liabilities, net	1,622	5,736	(895)
Net cash provided by (used in) operating activities	150,431	(26,792)	119,288

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	—	(49,858)	—
Capital expenditures	(26,315)	(13,433)	(11,134)
Purchases of available for sale investments	(163,611)	(140,982)	(269,824)
Proceeds from sale of available for sale investments	175,307	337,872	1,359
Net cash provided by (used in) investing activities	(14,619)	133,599	(279,599)

Cash flows - financing activities
Cash dividends paid	(12,923)	(12,537)	(12,466)
Payment of employee tax withholding on equity transactions	(3,817)	(4,141)	(3,219)
Repurchases of common stock	—	(904)	—
Acquisition earnout payments	—	(35,946)	—
Net cash used in financing activities	(16,740)	(53,528)	(15,685)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	(15,877)	3,850	(13,774)

Net increase (decrease) in cash, cash equivalents and restricted cash	103,195	57,129	(189,770)
Cash, cash equivalents and restricted cash at beginning of period	412,618	355,489	545,259
Cash, cash equivalents and restricted cash at end of period	$515,813	$412,618	$355,489

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$26,125	$22,137	$41,910
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	196	5	(191)	233,163	101,177	1,675	336,020
Net income	—	—	—	—	—	79,486	—	79,486
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,864)	(5,864)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	16,689	—	—	16,689
Vesting of equity, net of tax withholdings	269	3	—	—	(3,222)	—	—	(3,219)
Re-issuance of treasury stock	—	—	—	—	—	—	—	—
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,857)	—	(11,857)
Dividend equivalents on restricted stock units	—	—	—	—	—	(609)	—	(609)
Balance at December 31, 2022	19,866	199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	54,410	—	54,410
Other comprehensive income, net of tax	—	—	—	—	—	—	4,318	4,318
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,830	—	—	10,830
Vesting of equity, net of tax withholdings	261	2	—	—	(4,143)	—	—	(4,141)
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Clawback of equity awards	—	—	10	(307)	(37)	—	—	(344)
Re-issuance of treasury stock	—	—	(46)	1,292	(1,292)	—	—	—
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(12,043)	—	(12,043)
Dividend equivalents on restricted stock units	—	—	—	—	—	(494)	—	(494)
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
Net income	—	—	—	—	—	8,728	—	8,728
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,174)	(14,174)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	12,725	—	—	12,725
Issuance of common stock	13	—	—	—	—	—	—	—
Vesting of equity, net of tax withholdings	275	3	—	—	(3,820)	—	—	(3,817)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(12,175)	—	(12,175)
Dividend equivalents on restricted stock units	—	—	—	—	—	(748)	—	(748)
Balance at December 31, 2024	20,415	$204	5	$(110)	$260,893	$205,875	$(14,045)	$452,817

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, the assessment of goodwill for impairment, and contingent consideration liabilities. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its financial instruments and accounts receivable. Cash equivalents are principally invested in short-term money market funds and U.S. Treasury securities or placed with major banks. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts. Accounts receivable risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies.

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

Other Intangible Assets and Long-Lived Assets

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

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2024	2023	2022
Net income	$8,728	$54,410	$79,486
Weighted average shares outstanding:
Basic	20,293	20,029	19,758
Effect of dilutive securities:
Restricted stock units	611	580	644
Performance stock units	284	157	216
Diluted	21,188	20,766	20,618
Basic earnings per share	$0.43	$2.72	$4.02
Diluted earnings per share	$0.41	$2.62	$3.86

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

The following table provides a reconciliation of the cash and cash equivalents between the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$515,627	$412,618	$355,447
Restricted cash included within other non-current assets	186	—	42
Total cash, cash equivalents and restricted cash	$515,813	$412,618	$355,489

Recently Adopted Financial Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 280): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance was intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The Company adopted the amendment as of December 31, 2024. The adoption did not have an impact on the Company's financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted ASU No. 2023-07 as of December 31, 2024.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances for the years ended:

	December 31,
	2024	2023	2022	2023 to 2024 Change	2022 to 2023 Change
Contract assets
Unbilled receivables, net	$17,610	$15,318	$13,940	$2,292	$1,378
Contract assets	15,540	16,774	21,348	(1,234)	(4,574)
Total contract assets	33,150	32,092	35,288	1,058	(3,196)

Contract liabilities
Deferred revenue	$51,085	$45,732	$43,057	$5,353	$2,675

During the year ended December 31, 2024, we recognized revenue of $41.6 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2024, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $24.0 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

	December 31,
	2024	2023	2022
Balance at January 1,	$6,954	$6,643	$5,666
Provision for credit losses	7,168	9,574	7,938
Write-offs	(6,689)	(9,275)	(6,830)
Foreign currency translation	(137)	12	(131)
Balance at December 31,	$7,296	$6,954	$6,643

There were no investments with unrealized losses at December 31, 2024, and 2023.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2024	2023
Leasehold improvements	$49,744	$45,050
Office furniture, fixtures and equipment	14,384	14,775
Computer equipment and software	47,649	38,798
Property and equipment, gross	111,777	98,623
Accumulated depreciation	(60,092)	(62,871)
Property and equipment, net	$51,685	$35,752

Depreciation expense for the years ended December 31, 2024, 2023, and 2022, was $10.8 million, $9.1 million, and $7.4 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 11.2 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

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

Lease cost components included within General and Administrative Expenses in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, were as follows:

	December 31,
	2024	2023
Operating lease cost	$22,837	$19,587
Variable lease cost	9,810	9,225
Total lease cost	$32,647	$28,812

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, is as follows:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,598	$20,856
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,621	$34,982

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, is as follows:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	7.7 years	7.3 years
Weighted Average Discount Rate
Operating leases	5.16%	4.82%

The future maturities of the Company's operating lease liabilities for the years ended December 31, is as follows:

Operating Lease Maturity
2025	$17,572
2026	17,096
2027	16,896
2028	14,385
2029	13,016
Thereafter	45,611
Total lease payments	124,576
Less: Interest	23,771
Present value of lease liabilities	$100,805

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $3.6 million and $3.3 million of asset retirement obligations as of December 31, 2024, and 2023, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2024
Cash	$—	$—	$—	$256,638	$—

Level 1(1):
Money market funds				36,781
U.S. Treasury securities	270,050	54	270,104	222,208	47,896
Total Level 1	270,050	54	270,104	258,989	47,896

Total	$270,050	$54	$270,104	$515,627	$47,896

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2023
Cash	$—	$—	$—	$221,980	$—

Level 1(1):
Money market funds				13,906
U.S. Treasury securities	242,228	42	242,270	176,732	65,538
Total Level 1	242,228	42	242,270	190,638	65,538

Total	$242,228	$42	$242,270	$412,618	$65,538

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $45.3 million and $37.2 million as of December 31, 2024, and December 31, 2023, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$58,290	$—	$—	$58,290	$—	$—

Level 2(2):
Retirement and pension plan assets	11,112	1,136	9,976	—	—	—
Pension benefit obligation	(12,404)	—	—	—	(1,136)	(11,268)
Total Level 2	(1,292)	1,136	9,976	—	(1,136)	(11,268)

Total	$56,998	$1,136	$9,976	$58,290	$(1,136)	$(11,268)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$47,287	$—	$—	$47,287	$—	$—

Level 2(2):
Retirement and pension plan assets	12,394	1,289	11,105	—	—	—
Pension benefit obligation	(14,416)	—	—	—	(1,289)	(13,127)
Total Level 2	(2,022)	1,289	11,105	—	(1,289)	(13,127)

Total	$45,265	$1,289	$11,105	$47,287	$(1,289)	$(13,127)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration

The former owners of certain of the Company's acquired businesses are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration ("earnout") and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using a variation of the income approach, known as the real options method. The significant unobservable inputs utilized in the real options method include (1) revenue forecasts; (2) operating expense forecasts; (3) the discount rate; and (4) volatility. See Note 8, Acquisitions, for details of the contingent consideration arrangements.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2024:

	Earnout	Contingent Compensation
Balance at December 31, 2023	$(38,601)	$(18,878)
Earnout accretion	(1,926)	—
Compensation expense	—	(10,815)
Fair value adjustment	(438)	—
Payments	—	4,821
Foreign currency translation	2,317	1,971
Balance at December 31, 2024	$(38,648)	$(22,901)

Earnout accruals of $38.6 million and $38.6 million are recorded within Non-current liabilities - Other non-current liabilities as of December 31, 2024, and 2023, respectively. Contingent compensation accruals of $4.9 million and $6.0 million are recorded within Current liabilities - Accrued salaries and benefits as of December 31, 2024, and 2023, respectively, and contingent compensation accruals of $18.0 million and $12.9 million are recorded within Non-current liabilities - Accrued salaries and benefits as of December 31, 2024, and 2023, respectively.

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2024, an interim goodwill impairment evaluation was conducted to determine the fair value of the Company's reporting units. As a result of this evaluation, the Company recorded an impairment charge in the On-Demand Talent and Europe reporting units of $14.8 million and $1.5 million, respectively. During the 2024 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2024, to determine the fair value of the Company's reporting units. As of October 31, 2024, the Company recorded an impairment charge of $43.3 million in the On-Demand Talent reporting unit. Goodwill is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of its reporting units using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the year ended December 31, 2024:

Goodwill
Balance at December 31, 2023	$202,252
Impairment	(59,478)
Foreign currency translation	(4,913)
Balance at December 31, 2024	$137,861

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

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	December 31, 2024	December 31, 2023
Executive Search
Americas	$90,740	$91,740
Europe	1,463	1,494
Asia Pacific	—	—
Total Executive Search	92,203	93,234
On-Demand Talent	105,136	109,018
Heidrick Consulting	7,246	7,246
Goodwill, gross	$204,585	$209,498
Accumulated impairment	(66,724)	(7,246)
Total goodwill	$137,861	$202,252

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Goodwill	91,463	1,532	—	45,529	—	138,524
Accumulated impairment losses	—	—	—	—	—	—
Balance at December 31, 2021	91,463	1,532	—	45,529	—	138,524

Foreign currency translation	(80)	(83)	—	—	—	(163)
Balance at December 31, 2022	91,383	1,449	—	45,529	—	138,361

Atreus acquisition	—	—	—	62,371	—	62,371
businessfourzero acquisition	—	—	—	—	7,073	7,073
Impairment	—	—	—	—	(7,246)	(7,246)
Foreign currency translation	357	45	—	1,118	173	1,693
Balance at December 31, 2023	$91,740	$1,494	$—	$109,018	$—	$202,252

Impairment	—	(1,463)	—	(58,015)	—	(59,478)
Foreign currency translation	(1,000)	(31)		(3,882)	—	(4,913)

Goodwill	$90,740	$1,463	$—	$105,136	$7,246	$204,585
Accumulated impairment losses	$—	$(1,463)	$—	$(58,015)	$(7,246)	$(66,724)
Balance at December 31, 2024	$90,740	$—	$—	$47,121	$—	$137,861
In February 2023, the Company acquired Atreus and recorded $62.4 million of goodwill related to the acquisition in the On-Demand Talent operating segment. In April 2023, the Company acquired businessfourzero and recorded $7.1 million of goodwill related to the acquisition in the Heidrick Consulting operating segment.

During the three months ended December 31, 2024, the Company conducted its annual goodwill impairment evaluation as of October 31, 2024, in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates five reporting units: Americas, Europe (which includes

Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. As of October 31, 2024, only the Americas and On-Demand Talent reporting units had recorded goodwill.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units with goodwill. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of revenue growth in the near and long term; (2) the discount rate; and (3) a forecast of operating expense growth in the near and long term.

Based on the results of the impairment analysis, the fair values of the Americas reporting unit exceeded its carrying value by 292%. However, the Company determined that goodwill within the On-Demand Talent reporting unit was impaired, which resulted in an impairment charge of $43.3 million to write-off the goodwill related to the excess book value compared to fair value. The impairment in the On-Demand Talent reporting unit was the result of a reduction in projected revenues and cash flows due to (1) economic uncertainty; (2) macroeconomic conditions; (3) labor market conditions; and (4) client strategic staffing decisions. Additionally, the Company made several leadership changes during 2024, including a new Chief Executive Officer, President, Global Managing Partner of On-Demand Talent, introducing new points of view to the Company's On-Demand Talent strategy and budget process in the fourth quarter of 2024. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024.

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

Based on the results of the 2024 interim impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively, during the three months ended June 30, 2024. The impairment charges are recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024. The impairments were non-cash in nature and they did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did they impact the debt covenants under the Company's credit agreement.

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

Based on the results of the 2023 interim impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023, and the Consolidated Statements of Cash Flows for the year ended December 31, 2023.

The impairments referenced above were non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capabilities or operations, nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2024	December 31, 2023
Executive Search
Americas	$5	$22
Europe	37	95
Total Executive Search	42	117
On-Demand Talent	10,592	17,689
Heidrick Consulting	1,849	3,036
Total other intangible assets, net	$12,483	$20,842

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

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2024			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.5	$25,188	$(15,371)	$9,817	$26,195	$(11,443)	$14,752
Trade name	3.0	4,836	(4,039)	797	5,067	(3,069)	1,998
Software	3.0	8,285	(6,416)	1,869	8,629	(4,537)	4,092
Total intangible assets	8.9	$38,309	$(25,826)	$12,483	$39,891	$(19,049)	$20,842

Intangible asset amortization expense for the years ended December 31, 2024, 2023, and 2022, was $8.1 million, $9.4 million, and $3.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2024, for the years ended December 31, is as follows:

2025	5,680
2026	2,421
2027	1,474
2028	866
2029	625
Thereafter	1,417
Total	$12,483

10.    Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	December 31, 2024	December 31, 2023
Earnout liability	$38,648	$38,601
Other	4,257	3,207
Total other non-current liabilities	$42,905	$41,808

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
As of December 31, 2024, and 2023, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or Roth contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2024, 2023, and 2022. Employees are eligible for the Company match immediately upon entry into the Plan. Those contributions vest annually, provided the employee is employed by the Company on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2024, 2023, and 2022. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2024, 2023, and 2022, was $8.8 million, $8.8 million and $7.8 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company also has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2024 and 2023, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $56.8 million and $46.1 million at December 31, 2024, and 2023, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2024, and 2023.

The Company also has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2024, and 2023, the total amounts deferred under the plan were $1.5 million and $1.2 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2024, and 2023.

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

	2024	2023
Benefit obligation at January 1,	$14,416	$13,951
Interest cost	429	555
Actuarial gain (loss)	(319)	769
Benefits paid	(1,237)	(1,296)
Cumulative translation adjustment	(885)	437
Benefit obligation at December 31,	$12,404	$14,416

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2024	2023
Current liabilities	$1,136	$1,289
Non-current liabilities	11,268	13,127
Total	$12,404	$14,416

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2024	2023	2022
Net period benefit cost:
Interest cost	$429	$555	$181
Amortization of net loss	—	—	195
Net periodic benefit cost	$429	$555	$376
Weighted average assumptions
Discount rate (1)	3.45%	4.09%	1.03%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2024	2023	2022
Discount rate (1)	3.32%	3.45%	4.09%
Rate of compensation increase	—%	—%	—%
Measurement date	12/31/2024	12/31/2023	12/31/2022

(1)The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2024, and 2023, that had not yet been recognized as components of net periodic benefit cost were $1.0 million and $1.4 million, respectively. As of December 31, 2024, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2025.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2024, and 2023, was $11.1 million and $12.4 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2024, and 2023, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2025	$1,136
2026	1,111
2027	1,081
2028	1,047
2029	1,008
2030 through 2035	$4,343

14.    Stock-Based Compensation

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

As of December 31, 2024, 4,804,464 awards had been issued under the Fifth A&R Program, including 916,501 forfeited awards, and 953,854 shares remain available for future awards assuming performance stock units vest at maximum levels. The Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.
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

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2024	2023	2022
Salaries and employee benefits (1)	$14,920	$10,633	$14,651
General and administrative expenses	1,252	1,013	810
Income tax benefit related to stock-based compensation included in net income	4,409	3,220	4,263

(1) Includes $3.5 million of expense, $0.8 million of expense, and $1.2 million of income, related to cash settled restricted stock units for the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 22,126 and 23,620 restricted stock units for services provided by the non-employee directors during the years ended December 31, 2024, and 2023, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the years ended December 31, 2024, and 2023 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2022	728,285	$31.97
Granted	276,227	26.91
Vested and converted to common stock	(292,078)	31.08
Forfeited	(25,693)	31.54
Outstanding on December 31, 2023	686,741	30.33
Granted	352,251	33.86
Vested and converted to common stock	(287,336)	30.80
Forfeited	(76,245)	31.46
Outstanding on December 31, 2024	675,411	$31.85

As of December 31, 2024, there was $7.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

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

Performance share unit activity for the years ended December 31, 2024, and 2023 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2022	260,452	$40.02
Granted	103,916	34.14
Vested and converted to common stock	(124,743)	31.51
Forfeited	—	—
Outstanding on December 31, 2023	239,625	41.91
Granted	273,536	32.64
Vested and converted to common stock	(104,154)	44.18
Forfeited	(55,931)	41.17
Outstanding on December 31, 2024	353,076	$34.17

As of December 31, 2024, there was $6.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

The Company recorded phantom stock-based compensation expense of $3.5 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively. The Company recorded phantom stock-based compensation income of $1.2 million for the year ended December 31, 2022.

Phantom stock unit activity for the years ended December 31, 2024, and 2023 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2022	321,155
Granted	—
Vested	(115,180)
Forfeited	(18,674)
Outstanding on December 31, 2023	187,301
Granted	33,247
Vested	(87,538)
Forfeited	(1,833)
Outstanding on December 31, 2024	131,177

As of December 31, 2024, there was $1.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.0 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 12,564 and 16,134 shares of common stock for services provided by the non-employee directors during the years ended December 31, 2024, and 2023, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50.0 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. Prior to 2023, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2024, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

15.    Restructuring

During the year ended December 31, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction.

Restructuring charges for the 2024 Plan incurred to date and for the year ended December 31, 2024, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company did not incur any charges under the 2020 Plan during the years ended December 31, 2022, 2023, and 2024 and does not anticipate incurring any future charges under the 2020 Plan. The final employee related restructuring accruals associated with the 2020 plan were settled during the year ended December 31, 2023.

Changes in the restructuring accrual for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2021	8,394	—	—	8,394
Cash payments	(4,853)	—	—	(4,853)
Non-cash write-offs	(34)	—	—	(34)
Exchange rate fluctuations	(85)	—	—	(85)
Accrual balance at December 31, 2022	$3,422	$—	$—	$3,422
Cash payments	(3,516)	—	—	(3,516)
Exchange rate fluctuations	94	—	—	94
Accrual balance at December 31, 2023	$—	$—	$—	$—
Restructuring charges	6,939	—	—	6,939
Cash payments	(4,344)	—	—	(4,344)
Non-cash write-offs	(6)	—	—	(6)
Other	(116)	—	—	(116)
Exchange rate fluctuations	33	—	—	33
Accrual balance at December 31, 2024	$2,506	$—	$—	$2,506

Restructuring accruals of $2.5 million associated with the 2024 Plan are recorded within Other current liabilities in the Consolidated Balance Sheets as of December 31, 2024.

16.    Income Taxes

The sources of income before income taxes are as follows:

	December 31,
	2024	2023	2022
United States	$32,356	$52,572	$57,274
Foreign	(1,704)	36,099	57,962
Income before income taxes	$30,652	$88,671	$115,236

The provision for income taxes are as follows:

	December 31,
	2024	2023	2022
Current
Federal	$18,039	$12,009	$13,405
State and local	8,559	4,644	6,748
Foreign	13,856	12,721	8,813
Current provision for income taxes	40,454	29,374	28,966

Deferred
Federal	(13,780)	2,996	3,702
State and local	(2,883)	1,334	1,113
Foreign	(1,867)	557	1,969
Deferred provision (benefit) for income taxes	(18,530)	4,887	6,784
Total provision for income taxes	$21,924	$34,261	$35,750

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2024	2023	2022
Income tax provision at the statutory U.S. federal rate	$6,437	$18,621	$24,199
State income tax provision, net of federal tax benefit	3,217	4,974	5,475
Nondeductible expenses, net	10,297	6,734	4,036
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	(1,496)	4,339	1,647
Additional U.S. tax on foreign operations	(3,672)	(300)	436
Goodwill impairment	6,521	1,522	—
Other, net	620	(1,629)	(43)
Total provision for income taxes	$21,924	$34,261	$35,750

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2024	2023
Deferred tax assets attributable to:
Operating lease liability and accrued rent	$17,026	$15,490
Foreign net operating loss carryforwards	12,031	11,658
Accrued compensation and employee benefits	15,971	12,678
Deferred compensation	22,882	19,245
Foreign tax credit carryforwards	6,584	7,820
Other accrued expenses	12,680	10,515
Deferred tax assets, before valuation allowance	87,174	77,406
Valuation allowance	(22,450)	(22,233)
Deferred tax assets, after valuation allowance	64,724	55,173

Deferred tax liabilities attributable to:
Operating lease, right-of-use, assets	12,382	11,715
Goodwill	9,312	17,731
Depreciation on property and equipment	1,960	2,731
Other	788	1,393
Deferred tax liabilities	24,442	33,570
Net deferred tax assets	$40,282	$21,603

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

The valuation allowance increased from $22.2 million at December 31, 2023, to $22.5 million at December 31, 2024. The valuation allowance at December 31, 2024, was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2024, the Company had a net operating loss carryforward of $90.3 million related to its foreign filings. Of the $90.3 million net operating loss carryforward, $64.1 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five years to indefinitely. The Company also had a foreign tax credit carryforward of $6.6 million subject to a valuation allowance of $6.6 million.

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

As of December 31, 2024, and 2023, the Company does not have any unrecognized tax benefits, due to the settlement of all previous unrecognized tax benefits.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The statute of limitations varies by jurisdiction in which the Company operates. Years 2021 through 2023 are subject to examination by the federal and state taxing authorities. The years 2020 and prior are subject to examination in certain foreign and state jurisdictions.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2025.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).

The Company has elected to account for Global Intangible Low-Taxed Income (“GILTI”) tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2024.

On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal. While the Company is still closely monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its financial results.

17.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the year ended December 31, 2024, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2023	$42	$647	$(560)	$129
Other comprehensive income (loss) before classification, net of tax	11	(14,417)	232	(14,174)
Balance at December 31, 2024	$53	$(13,770)	$(328)	$(14,045)

18.    Segment Information

The Company has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally. The Company's operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker to evaluate performance and allocate resources.

Executive Search partners with our clients - respected organizations across the globe - to help them build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives.

On-Demand Talent provides clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives.

Heidrick Consulting partners with organizations to unlock the power of their people. The Company's tools and experts use data and technology designed to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole.

The Company's chief operating decision-maker is its Chief Executive Officer. The Company evaluates performance and allocates resources based on the CODM's review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period. The CODM considers actual to historical, actual to budgeted, and actual to forecasted results and variances on a monthly basis using net revenue and Adjusted EBITDA when making decisions about allocating resources to the segments and assessing performance.

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin:

	December 31,
	2024	2023	2022
Revenue before reimbursements (net revenue)	$1,098,573	$1,026,864	$1,073,464

Net income	8,728	54,410	79,486
Interest, net	(14,422)	(11,617)	(5,337)
Other, net	(8,702)	(1,697)	2,367
Provision for income taxes	21,924	34,261	35,750
Operating income	7,528	75,357	112,266

Adjustments
Depreciation	10,782	9,113	7,394
Intangible amortization	8,075	9,395	3,209
Earnout accretion	1,926	1,554	820
Earnout fair value adjustments	438	—	(464)
Acquisition contingent consideration	10,815	11,934	3,885
Deferred compensation plan	5,257	6,132	(6,232)
Reorganization costs	—	4,886	—
Impairment charges	59,478	7,246	—
Restructuring charges	6,939	—	—
Total adjustments	103,710	50,260	8,612

Adjusted EBITDA	$111,238	$125,617	$120,878
Adjusted EBITDA margin	10.1%	12.2%	11.3%

The following tables present our segment information, including significant segment expenses, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$556,944	$165,018	$96,396	$168,325	$111,890	$1,098,573
Reimbursements						17,103
Total revenue						1,115,676

Operating Expenses
Salaries and benefits (1)	339,294	120,416	66,816	46,739	85,742	659,007
General and administrative (2)	43,390	29,809	16,253	15,083	21,922	126,457
Cost of services	—	—	—	108,487	10,463	118,950
Total segment operating expenses	382,684	150,225	83,069	170,309	118,127	904,414

Segment Adjusted EBITDA	174,260	14,793	13,327	(1,984)	(6,237)	194,159

Reconciling Items
Research and development expenses (3)	—	—	—	—	—	19,016
Global Operations Support expenses (3)	—	—	—	—	—	63,905
Total reconciling expenses	—	—	—	—	—	82,921

Adjusted EBITDA	$174,260	$14,793	$13,327	$(1,984)	$(6,237)	$111,238

	Year Ended December 31, 2023
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$522,988	$166,379	$90,678	$152,506	$94,313	$1,026,864
Reimbursements						14,318
Total revenue						1,041,182

Operating Expenses
Salaries and benefits (1)	304,486	116,748	64,176	39,395	72,862	597,667
General and administrative (2)	45,144	27,385	15,432	11,965	17,947	117,873
Cost of services	—	—	—	99,712	9,327	109,039
Total segment operating expenses	349,630	144,133	79,608	151,072	100,136	824,579

Segment Adjusted EBITDA	173,358	22,246	11,070	1,434	(5,823)	202,285

Reconciling Items
Research and development expenses (3)	—	—	—	—	—	20,535
Global Operations Support expenses (3)	—	—	—	—	—	56,133
Total reconciling expenses	—	—	—	—	—	76,668

Adjusted EBITDA	$173,358	$22,246	$11,070	$1,434	$(5,823)	$125,617

	Year Ended December 31, 2022
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$612,881	$176,275	$112,766	$91,349	$80,193	$1,073,464
Reimbursements						10,122
Total revenue						1,083,586

Operating Expenses
Salaries and benefits (1)	405,816	128,240	76,888	22,568	66,284	699,796
General and administrative (2)	42,872	25,885	16,065	5,638	13,156	103,616
Cost of services	—	—	—	63,479	7,197	70,676
Total segment operating expenses	448,688	154,125	92,953	91,685	86,637	874,088

Segment Adjusted EBITDA	164,193	22,150	19,813	(336)	(6,444)	199,376

Reconciling Items
Research and development expenses (3)	—	—	—	—	—	19,965
Global Operations Support expenses (3)	—	—	—	—	—	58,533
Total reconciling expenses	—	—	—	—	—	78,498

Adjusted EBITDA	$164,193	$22,150	$19,813	$(336)	$(6,444)	$120,878

(1) Includes base salaries, payroll taxes, retirement benefits, separation and stock-based compensation. Excludes contingent compensation, deferred compensation plan income or expense and reorganization costs as these income/expense items are not included within the Company's measure of segment profitability.
(2) Includes professional fees, business development travel, information technology, communication services, marketing, taxes and licenses, temporary labor, bad debt, and other operating expenses. Excludes depreciation, intangible amortization, earnout accretion and earnout fair value adjustments as these income/expense items are not included within the Company's measure of segment profitability.
(3) Excludes depreciation expense and deferred compensation plan income expense as these income/expense items are not included within the Company's measure of segment profitability.

Depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2024	2023	2022
Depreciation and amortization
Executive Search
Americas	$2,918	$3,092	$3,498
Europe	1,165	1,343	1,451
Asia Pacific	831	976	1,126
Total Executive Search	4,914	5,411	6,075
On-Demand Talent	7,047	8,197	2,669
Heidrick Consulting	2,294	2,179	878
Total segments	14,255	15,787	9,622
Research and development	3,957	2,073	524
Global Operations Support	645	648	457
Total depreciation and amortization	$18,857	$18,508	$10,603

Capital expenditures
Executive Search
Americas	$3,846	$2,351	$1,890
Europe	12,326	1,827	683
Asia Pacific	1,785	618	1,497
Total Executive Search	17,957	4,796	4,070
On-Demand Talent	586	398	732
Heidrick Consulting	123	559	128
Total segments	18,666	5,753	4,930
Research and development	7,083	7,170	4,878
Global Operations Support	566	510	1,326
Total capital expenditures	$26,315	$13,433	$11,134

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2024	2023
Current assets
Executive Search
Americas	$413,380	$360,111
Europe	147,156	139,803
Asia Pacific	95,571	92,071
Total Executive Search	656,107	591,985
On-Demand Talent	45,814	37,224
Heidrick Consulting	66,628	53,334
Total segments	768,549	682,543
Global Operations Support	4,428	10,671
Total allocated current assets	772,977	693,214
Unallocated non-current assets	270,867	225,283
Goodwill and other intangible assets, net
Executive Search
Americas	90,745	91,762
Europe	37	1,589
Asia Pacific	—	—
Total Executive Search	90,782	93,351
On-Demand Talent	57,713	126,707
Heidrick Consulting	1,849	3,036
Total goodwill and other intangible assets, net	150,344	223,094
Total assets	$1,194,188	$1,141,591

Net revenue attributed to an individual country, other than the U.S. and Germany in the years ended 2024, 2023, and other than the U.S. in 2022, did not account for more than 10% of the total net revenue. Net revenue classified by country is as follows:

	December 31,
	2024	2023	2022
Unites States	$647,565	$602,574	$703,657
Germany	115,439	103,183	32,756
All other countries	335,569	321,107	337,051
Total net revenue	$1,098,573	$1,026,864	$1,073,464

Other than the U.S. and United Kingdom in the years ended 2024 and 2023, no single country had over 10% of the total long-lived assets, excluding financial instruments, intangible assets and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by country, are as follows:

	December 31,
	2024	2023
Unites States	$62,096	$57,258
United Kingdom	33,200	27,759
All other countries	39,907	36,797
Total long-lived assets	$135,203	$121,814

No single client accounted for more than 10% of our net revenue in 2024, 2023, and 2022.

19.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have used cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.8 million as of December 31, 2024. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, RSM US LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to our directors, executive officers and corporate governance will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2025 (the "2025 Proxy Statement") under the captions "Governance," "Election of Directors," "Director Biographies," and "Executive Officers," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the 2025 Proxy Statement under the captions "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Compensation Tables and Narrative Disclosures" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2025 Proxy Statement under the caption "Stock Ownership Information" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2024, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Fourth A&R Program. See Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,245,670	(1)	$—	953,854
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	1,245,670		—	953,854

(1)Includes 675,411 restricted stock units and 570,259 performance stock units and no options. The performance stock units represent the maximum amount of shares to be awarded at maximum levels, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions and director independence will be included in the 2025 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the captions “Fees Paid to Auditor” and "Audit & Finance Committee Policy and Procedures" in our 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

        See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.01	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.01	4/27/2020

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.02	4/27/2020

3.03	Amended and Restated By-laws of the Registrant	8-K	3.1	10/2/2024

4.01	Specimen Stock Certificate	S-4	4.01	2/12/1999

4.02	Description of Securities	10-K	4.02	2/24/2020

10.01	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015**	8-K	99.1	4/20/2015

10.02	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010**	8-K	10.1	10/25/2011

10.03	2007 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	4/25/2011

10.04	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008**	10-K	10.20	2/27/2009

10.05	Form of Non-Qualified Stock Option Grant Agreement**	8-K	10.5	2/5/2012

10.06	Form of Restricted Stock Unit Participation Agreement **	8-K	10.3	2/5/2012

10.07	Form of Performance Stock Unit Participation Agreement **	8-K	10.4	2/5/2012

10.08	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-K	10.19	3/14/2012

10.09	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan**	10-K	10.10	3/10/2006

10.10	Heidrick & Struggles International, Inc. Deferred Compensation Plan **	S-8	4.1	2/8/2002

10.11	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan **	10-K	10.25	2/27/2009

10.12	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 **	8-K	2.1	10/5/2016

10.13	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 **	8-K	10.2	1/5/2012

10.14	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan**	DEF 14A	Annex B	4/18/2014

10.15	Employment Agreement of Krishnan Rajagopalan dated September 21, 2017**	8-K	99.1	9/21/2017

10.16	Employment Agreement between Heidrick & Struggles International, Inc. Andrew LeSueur dated January 9, 2018 **	8-K	10.2	1/10/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.17	Heidrick & Struggles International, Inc. Management Severance Pay Plan as amended and restated effective December 31, 2017	8-K	10.3	1/10/2018

10.18	Employment Agreement between Heidrick & Struggles International, Inc. and Mark Harris dated March 19, 2018 **	8-K	99.1	3/21/2018

10.19	Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program**	DEF 14A	Annex A	5/11/2018

10.20	Form of Phantom Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.21	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.22	Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 **	8-K	10.1	12/6/2018

10.23	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated February 6, 2019 **	8-K	10.1	2/8/2019

10.24	Form of Performance Stock Unit Participation Agreement **	10-Q	10.1	7/29/2019

10.25	Form of Performance Stock Unit Participation Agreement **	10-K	10.53	7/24/2020

10.26	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	7/27/2020

10.27	Form of Performance Stock Unit Participation Agreement **	10-Q	10.2	7/27/2020

10.28	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-Q	10.3	7/27/2020

10.29	Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program **	8-K	99.1	6/3/2020

10.30	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description As Amended and Restated effective December 31, 2020**	10-K	10.58	2/24/2021

10.31	First Amendment to Credit Agreement, dated July 13, 2021, by and among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	7/19/2021

10.32	Form of Director and Officer Indemnification Agreement	10-Q	10.1	10/25/2021

10.33	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as amended and restated effective April 12, 2022**	8-K	10.1	4/15/2022

10.34	Employment Agreement between Heidrick & Struggles International, Inc. and Tracey Heaton dated October 31, 2021**	10-Q	10.1	4/25/2022

10.35	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated April 25, 2022**	10-Q	10.1	7/25/2022

10.36	Second Amendment to Credit Agreement, dated February 24, 2023, by and among Heidrick & Struggles International, Inc, the Foreign Subsidiary Borrowers party thereto, the other Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	10.40	2/27/2023

10.37	Form of Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.1	7/31/2023

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.38	Form of Performance Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.2	7/31/2023

10.39	Form of Non-Employee Director Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.3	7/31/2023

10.40	Fourth Amended and Restated 2012 Heidrick & Struggles GlobalShare Program **	S-8	4.4	6/14/2023

10.41	Employment Agreement between Heidrick & Struggles International, Inc. and Tom Monahan dated January 23, 2024**	10-K	10.41	3/4/2024

10.42	Employment Agreement between Heidrick & Struggles International, Inc. and Tom Murray dated January 23, 2024**	10-K	10.42	3/4/2024

10.43	Advisory Agreement between Heidrick & Struggles International, Inc. and Krishnan Rajagopalan dated January 23, 2024**	10-K	10.43	3/4/2024

10.44	Fifth Amended and Restated 2012 GlobalShare Program **	DEFA 14A	Annex C	5/8/2024

10.45	Advisory Agreement between Heidrick & Struggles International, Inc. and Krishnan Rajagopalan dated November 1, 2024**	10-Q	10.2	11/4/2023

*10.46	Employment Agreement between Heidrick & Struggles International, Inc. and Nirupam Sinha dated November 26, 2024 **

*10.47	Separation Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated February 2, 2025 ***

*19.1	Heidrick & Struggles International, Inc. Insider Trading Policy

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM US LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	Heidrick & Struggles International, Inc. Policy on Recoupment of Incentive Compensation

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Denotes a management contract or compensatory plan or arrangement.
***    Certain portions of this exhibit have been redacted.
†    Furnished herewith.

(b)SEE EXHIBIT INDEX ABOVE

(c)FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Nirupam Sinha
By:		Nirupam Sinha
Title:		Chief Financial Officer
Date:	March 3, 2025	(Duly authorized on behalf of the registrant and in his capacity as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2025.

Signature	Title

/s/ Thomas L. Monahan III	Chief Executive Officer & Director
Thomas L. Monahan III (Principal Executive Officer)

/s/ Nirupam Sinha	Chief Financial Officer
Nirupam Sinha (Principal Financial and Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Mary E. G. Bear	Director
Mary E. G. Bear

/s/ John Berisford	Director
John Berisford

/s/ Timothy Carter	Director
Timothy Carter

/s/ Vijaya Kaza	Director
Vijaya Kaza

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Stacey Rauch	Director
Stacey Rauch

/s/ Adam Warby	Director
Adam Warby