Form 10-Q
period 2025-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2025-05-05
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 2, 2025, there were 20,620,786 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Current assets
Cash and cash equivalents	$211,944	$515,627
Marketable securities	112,715	47,896
Accounts receivable, net of allowances of $8,433 and $7,296, respectively	182,136	134,331
Prepaid expenses	33,970	28,718
Other current assets	47,421	39,935
Income taxes recoverable	6,964	6,470
Total current assets	595,150	772,977

Non-current assets
Property and equipment, net	51,938	51,685
Operating lease right-of-use assets	80,863	83,518
Assets designated for retirement and pension plans	10,424	9,976
Investments	64,434	58,290
Other non-current assets	26,113	25,500
Goodwill	139,447	137,861
Other intangible assets, net	11,304	12,483
Deferred income taxes	44,018	41,898
Total non-current assets	428,541	421,211

Total assets	$1,023,691	$1,194,188

Current liabilities
Accounts payable	$23,103	$25,088
Accrued salaries and benefits	171,155	353,531
Deferred revenue	55,957	51,085
Operating lease liabilities	17,652	17,653
Other current liabilities	64,869	21,369
Income taxes payable	16,804	14,287
Total current liabilities	349,540	483,013

Non-current liabilities
Accrued salaries and benefits	41,826	58,547
Retirement and pension plans	79,118	72,138
Operating lease liabilities	82,436	83,152
Other non-current liabilities	4,318	42,905
Deferred income taxes	1,403	1,616
Total non-current liabilities	209,101	258,358

Total liabilities	558,641	741,371

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,625,866 and 20,414,915 shares issued, 20,620,786 and 20,409,835 shares outstanding at March 31, 2025 and December 31, 2024, respectively	206	204
Treasury stock at cost, 5,080 shares at March 31, 2025 and December 31, 2024	(110)	(110)
Additional paid in capital	260,512	260,893
Retained earnings	215,985	205,875
Accumulated other comprehensive loss	(11,543)	(14,045)
Total stockholders’ equity	465,050	452,817

Total liabilities and stockholders’ equity	$1,023,691	$1,194,188
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue before reimbursements (net revenue)	$283,578	$265,197
Reimbursements	3,864	3,901
Total revenue	287,442	269,098

Operating expenses
Salaries and benefits	189,475	174,413
General and administrative expenses	41,424	41,363
Cost of services	30,059	27,432
Research and development	6,392	5,715
Reimbursed expenses	3,864	3,901
Total operating expenses	271,214	252,824

Operating income	16,228	16,274

Non-operating income (expense)
Interest, net	3,955	4,086
Other, net	(2,566)	2,571
Net non-operating income	1,389	6,657

Income before income taxes	17,617	22,931

Provision for income taxes	4,311	8,899

Net income	13,306	14,032

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,541	(4,058)
Net unrealized loss on available-for-sale investments	(39)	(33)
Other comprehensive income (loss), net of tax	2,502	(4,091)

Comprehensive income	$15,808	$9,941

Weighted-average common shares outstanding
Basic	20,464	20,144
Diluted	21,318	21,040

Earnings per common share
Basic	$0.65	$0.70
Diluted	$0.62	$0.67

Cash dividends paid per share	$0.15	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,415	$204	5	$(110)	$260,893	$205,875	$(14,045)	$452,817
Net income	—	—	—	—	—	13,306	—	13,306
Other comprehensive income, net of tax	—	—	—	—	—	—	2,502	2,502
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Vesting of equity awards, net of tax withholding	211	2	—	—	(2,891)	—	—	(2,889)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,094)	—	(3,094)
Dividend equivalents on restricted stock units	—	—	—	—	—	(102)	—	(102)
Balance at March 31, 2025	20,626	$206	5	$(110)	$260,512	$215,985	$(11,543)	$465,050

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2025	2024
Cash flows - operating activities
Net income	$13,306	$14,032
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,847	4,790
Deferred income taxes	(1,883)	(87)
Stock-based compensation expense	2,510	2,644
Accretion expense related to earnout payments	481	466
Gain on marketable securities	(948)	(539)
Loss on disposal of property and equipment	7	14
Changes in assets and liabilities:
Accounts receivable	(45,609)	(41,125)
Accounts payable	(2,510)	(2,069)
Accrued expenses	(199,320)	(182,590)
Restructuring accrual	(964)	—
Deferred revenue	4,347	1,951
Income taxes recoverable and payable, net	1,846	4,723
Retirement and pension plan assets and liabilities	6,732	5,453
Prepaid expenses	(4,673)	(7,991)
Other assets and liabilities, net	(10,393)	(3,096)
Net cash used in operating activities	(232,224)	(203,424)

Cash flows - investing activities
Capital expenditures	(2,734)	(6,173)
Purchases of marketable securities and investments	(118,719)	(5,400)
Proceeds from sales of marketable securities and investments	48,325	66,285
Net cash provided by (used in) investing activities	(73,128)	54,712

Cash flows - financing activities
Debt issuance costs	(360)	—
Cash dividends paid	(3,196)	(3,216)
Payment of employee tax withholdings on equity transactions	(2,889)	(2,862)
Net cash used in financing activities	(6,445)	(6,078)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	8,122	(4,997)

Net decrease in cash, cash equivalents and restricted cash	(303,675)	(159,787)
Cash, cash equivalents and restricted cash at beginning of period	515,813	412,618
Cash, cash equivalents and restricted cash at end of period	$212,138	$252,831

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, interim effective tax rates, contingent consideration liabilities, and the assessment of goodwill for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2025, and December 31, 2024, the results of operations for the three months ended March 31, 2025, and 2024, and its cash flows for the three months ended March 31, 2025, and 2024, have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of March 31, 2025, and 2024, and December 31, 2024, and 2023, respectively:

	March 31,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$211,944	$252,831	$515,627	$412,618
Restricted cash included within other non-current assets	194	—	186	—
Total cash, cash equivalents and restricted cash	$212,138	$252,831	$515,813	$412,618

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Net income	$13,306	$14,032
Weighted average shares outstanding:
Basic	20,464	20,144
Effect of dilutive securities:
Restricted stock units	562	593
Performance stock units	292	303
Diluted	21,318	21,040
Basic earnings per share	$0.65	$0.70
Diluted earnings per share	$0.62	$0.67

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

In November 2024, the FASB issued ASU No. 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The standard requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendment in this update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2024, to March 31, 2025:

	March 31, 2025	December 31, 2024	Change
Contract assets
Unbilled receivables, net	$21,302	$17,610	$3,692
Contract assets	18,581	15,540	3,041
Total contract assets	39,883	33,150	6,733

Contract liabilities
Deferred revenue	$55,957	$51,085	$4,872

Contract assets were recorded within Current Assets - Other current assets in the Condensed Consolidated Balance Sheets at both March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, the Company recognized revenue of $37.0 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2025, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $11.4 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2024	$7,296
Provision for credit losses	1,963
Write-offs	(912)
Foreign currency translation	86
Balance at March 31, 2025	$8,433
There were no investments with unrealized losses at March 31, 2025, and December 31, 2024.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2025	December 31, 2024
Leasehold improvements	$51,000	$49,744
Office furniture, fixtures and equipment	14,926	14,384
Computer equipment and software	49,593	47,649
Property and equipment, gross	115,519	111,777
Accumulated depreciation	(63,581)	(60,092)
Property and equipment, net	$51,938	$51,685

Depreciation expense for the three months ended March 31, 2025, and 2024, was $3.2 million and $2.5 million, respectively.

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

As of March 31, 2025, office leases have remaining lease terms that range from less than one year to 10.9 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of March 31, 2025, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.5 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$5,122	$5,637
Variable lease cost	2,270	$2,455
Total lease cost	$7,392	$8,092

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,520	$5,539
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$967	$3,993

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, are as follows:

	2025	2024
Weighted Average Remaining Lease Term
Operating leases	7.5 years	7.3 years
Weighted Average Discount Rate
Operating leases	5.20%	4.92%

The future maturities of the Company's operating lease liabilities as of March 31, 2025, for the years ended December 31, are as follows:

Operating Lease Maturity
2025	$13,495
2026	17,550
2027	17,376
2028	14,977
2029	13,420
Thereafter	46,484
Total lease payments	123,302
Less: Interest	23,214
Present value of lease liabilities	$100,088

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at March 31, 2025
Cash				$179,237	$—

Level 1(1):
Money market funds				32,707	—
U.S. Treasury securities	$112,700	$15	$112,715	—	112,715
Total Level 1	112,700	15	112,715	32,707	112,715

Total	$112,700	$15	$112,715	$211,944	$112,715

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2024
Cash				$256,638	$—

Level 1(1):
Money market funds				36,781	—
U.S. Treasury securities	$270,050	$54	$270,104	222,208	47,896
Total Level 1	270,050	54	270,104	258,989	47,896

Total	$270,050	$54	$270,104	$515,627	$47,896

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $52.0 million and $45.3 million as of March 31, 2025, and December 31, 2024, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2025

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$64,434	$—	$—	$64,434	$—	$—

Level 2(2):
Retirement and pension plan assets	11,611	1,187	10,424	—	—	—
Pension benefit obligation	(12,961)	—	—	—	(1,187)	(11,774)
Total Level 2	(1,350)	1,187	10,424	—	(1,187)	(11,774)

Total	$63,084	$1,187	$10,424	$64,434	$(1,187)	$(11,774)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$58,290	$—	$—	$58,290	$—	$—

Level 2(2):
Retirement and pension plan assets	11,112	1,136	9,976	—	—	—
Pension benefit obligation	(12,404)	—	—	—	(1,136)	(11,268)
Total Level 2	(1,292)	1,136	9,976	—	(1,136)	(11,268)

Total	$56,998	$1,136	$9,976	$58,290	$(1,136)	$(11,268)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2025:

	Earnout	Contingent Compensation
Balance at December 31, 2024	$(38,648)	$(22,901)
Earnout accretion	(481)	—
Compensation expense	—	(2,821)
Fair value adjustment	(942)	—
Payments	—	4,847
Foreign currency translation	(1,697)	(775)
Balance at March 31, 2025	$(41,768)	$(21,650)

Earnout accruals of $41.8 million were recorded within Current liabilities - Other current liabilities as of March 31, 2025, and earnout accruals of $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of December 31, 2024. Contingent compensation accruals of $21.7 million and $4.9 million are recorded within Current liabilities - Accrued salaries and benefits as of March 31, 2025, and December 31, 2024, respectively, and contingent compensation accruals of $18.0 million are recorded within Non-current liabilities - Accrued salaries and benefits as of December 31, 2024.

Other Investments

The Company holds an equity investment that does not have a readily determinable fair value for which the Company uses the measurement alternative prescribed in FASB Accounting Standards Codification Topic 321, Investments-Equity Securities. As of March 31, 2025 and December 31, 2024, the Company held the equity investment under the measurement alternative of $11.0 million which is presented in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no impairments or changes resulting from observable transactions for these investments in the three months ended March 31, 2025 and no adjustments have been made to the carrying values as of March 31, 2025.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	March 31, 2025	December 31, 2024
Executive Search
Americas	$90,977	$90,740
Europe	1,463	1,463
Total Executive Search	92,440	92,203
On-Demand Talent	106,485	105,136
Heidrick Consulting	7,246	7,246
Goodwill, gross	206,171	204,585
Accumulated impairment	(66,724)	(66,724)
Total goodwill	$139,447	$137,861

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the three months ended March 31, 2025, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$90,740	$1,463	$105,136	$7,246	$204,585
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at December 31, 2024	90,740	—	47,121	—	137,861

Foreign currency translation	237	—	1,349	—	1,586

Goodwill	90,977	1,463	106,485	7,246	206,171
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at March 31, 2025	$90,977	$—	$48,470	$—	$139,447

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2025	December 31, 2024
Executive Search
Americas	$4	$5
Europe	29	37
Total Executive Search	33	42
On-Demand Talent	9,636	10,592
Heidrick Consulting	1,635	1,849
Total other intangible assets, net	$11,304	$12,483

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.7	$25,970	$(16,773)	$9,197	$25,188	$(15,371)	$9,817
Trade name	3.0	4,979	(4,374)	605	4,836	(4,039)	797
Software	3.0	8,517	(7,015)	1,502	8,285	(6,416)	1,869
Total intangible assets	9.2	$39,466	$(28,162)	$11,304	$38,309	$(25,826)	$12,483

Intangible asset amortization expense for the three months ended March 31, 2025, and 2024, was $1.7 million and $2.3 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2025, for the following years ended December 31, is as follows:

2025	$4,285
2026	2,500
2027	1,520
2028	890
2029	642
Thereafter	1,467
Total	$11,304

9.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	March 31, 2025	December 31, 2024
Contract assets	$39,883	$33,150
Other	7,538	6,785
Total other current assets	$47,421	$39,935

The components of other current liabilities are as follows:

	March 31, 2025	December 31, 2024
Earnout liability	$41,768	$—
Other	23,101	21,369
Total other current liabilities	$64,869	$21,369

The components of other non-current liabilities are as follows:

	March 31, 2025	December 31, 2024
Earnout liability	$—	$38,648
Other	4,318	4,257
Total other non-current liabilities	$4,318	$42,905

10.    Line of Credit

On March 17, 2025, the Company entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, dates as of February 24, 2023, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Third Amendment provides that Lenders (as defined in the Third Amendment) will make available to the Borrowers (as defined in the Third Amendment) a committed revolving credit facility in an aggregate amount of $100 million, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature (collectively, the “Facility”). The Amended Credit Agreement matures on March 17, 2030, extended from July 13, 2026.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and from time to time may be secured by equity interests in certain of the Company’s subsidiaries.

As of March 31, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

11.    Stock-Based Compensation and Common Stock

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

As of March 31, 2025, 5,123,002 awards have been issued under the Fifth A&R Program, including 936,805 forfeited awards, and 719,364 shares remain available for future awards assuming performance stock units vest at maximum levels. The
Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2025	2024
Salaries and benefits (1)	$2,614	$3,441
Income tax benefit related to stock-based compensation included in net income	711	949

(1) Includes $0.1 million and $0.8 million of expense related to cash-settled restricted stock units for the three months ended March 31, 2025, and 2024.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued no restricted stock units for services provided by the non-employee directors during the three months ended March 31, 2025, and 2024, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the three months ended March 31, 2025, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	675,411	$31.85
Granted	185,594	46.27
Vested and converted to common stock	(115,069)	35.26
Forfeited	(19,617)	30.67
Outstanding on March 31, 2025	726,319	$35.02

As of March 31, 2025, there was $14.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.5 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The majority of performance stock units are subject to cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. For the majority of granted performance stock units, half of the award is based on the achievement of adjusted operating margin or Adjusted EBITDA margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using a Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

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

Performance stock unit activity for the three months ended March 31, 2025, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	353,076	$34.17
Granted	132,944	53.37
Vested and converted to common stock	(160,636)	43.57
Forfeited	(687)	27.82
Outstanding on March 31, 2025	324,697	$37.40

As of March 31, 2025, there was $8.7 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

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

The Company recorded phantom stock-based compensation expense of $0.1 million and $0.8 million related to cash-settled restricted stock units for the three months ended March 31, 2025, and 2024.

Phantom stock unit activity for the three months ended March 31, 2025, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2024	131,177
Granted	22,049
Vested	—
Forfeited	(1,312)
Outstanding on March 31, 2025	151,914

As of March 31, 2025, there was $1.8 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.4 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued no shares of common stock for services provided by the non-employee directors during the three months ended March 31, 2025, and 2024, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50.0 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock in 2025 and 2024. Prior to 2024, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2023 when the Company purchased 36,000 shares of common stock for $0.9 million. As of March 31, 2025, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

12. Restructuring

During the year ended December 31, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction. The Company did not incur any such charges related to the implementation of the 2024 Plan during the three months ended March 31, 2025.

Restructuring charges incurred to date for the 2024 Plan by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

Changes in the restructuring accrual for the three months ended March 31, 2025, were as follows:

Employee Related
Accrual balance at December 31, 2024	2,506
Cash payments	(964)
Accrual balance at March 31, 2025	$1,542
Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of March 31, 2025.

13.    Income Taxes

The Company reported income before taxes of $17.6 million and an income tax provision of $4.3 million for the three months ended March 31, 2025. The Company reported income before taxes of $22.9 million and an income tax provision of $8.9 million for the three months ended March 31, 2024. The effective tax rates for the three months ended March 31, 2025, and 2024, were 24.5% and 38.8%, respectively. The effective tax rates for the three months ended March 31, 2025, and 2024, were impacted by the mix of income and the tax effect on discrete items.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2025, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2024	$53	$(13,770)	$(328)	$(14,045)
Other comprehensive income (loss) before reclassification, net of tax	(39)	2,541	—	2,502
Balance at March 31, 2025	$14	$(11,229)	$(328)	$(11,543)

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

The Company's chief operating decision-maker is its Chief Executive Officer. The Company evaluates performance and allocates resources based on the review of the chief operating decision make ("CODM") of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period. The CODM considers actual to historical, actual to budgeted, and actual to forecasted results and variances on a monthly basis using net revenue and Adjusted EBITDA when making decisions about allocating resources to the segments and assessing performance. The CODM is not provided asset information by reportable segment.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP (as defined below) financial measures. The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended March 31,
	2025	2024
Revenue before reimbursements (net revenue)	$283,578	$265,197

Net income	13,306	14,032
Interest, net	(3,955)	(4,086)
Other, net	2,566	(2,571)
Provision for income taxes	4,311	8,899
Operating income	16,228	16,274

Adjustments
Depreciation	3,179	2,493
Intangible amortization	1,668	2,297
Earnout accretion	481	466
Earnout fair value adjustments	942	—
Acquisition contingent consideration	2,821	1,988
Deferred compensation plan	(358)	2,350
Reorganization costs	4,161	—
Total adjustments	12,894	9,594

Adjusted EBITDA	$29,122	$25,868
Adjusted EBITDA margin	10.3%	9.8%

The following tables present our segment information, including significant segment expenses, for the three months ended March 31, 2025, and 2024:

	Three Months ended March 31, 2025
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$144,404	$45,391	$23,595	$42,564	$27,624	$283,578
Reimbursements						3,864
Total revenue						287,442

Operating Expenses
Salaries and benefits (1)	90,093	32,489	16,817	11,598	21,635	172,632
General and administrative (2)	10,089	7,860	3,743	3,741	4,851	30,284
Cost of services	—	—	—	26,825	3,234	30,059
Total segment operating expenses	100,182	40,349	20,560	42,164	29,720	232,975

Segment Adjusted EBITDA	44,222	5,042	3,035	400	(2,096)	50,603

Reconciling Items
Research and development expenses (3)	—	—	—	—	—	4,624
Global Operations Support expenses (3)	—	—	—	—	—	16,857
Total reconciling expenses	—	—	—	—	—	21,481

Adjusted EBITDA	$44,222	$5,042	$3,035	$400	$(2,096)	$29,122

	Three Months ended March 31, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$136,679	41,481	23,321	37,857	25,859	$265,197
Reimbursements						3,901
Total revenue						269,098

Operating Expenses
Salaries and benefits (1)	84,026	30,254	16,192	11,593	18,884	160,949
General and administrative (2)	10,782	7,874	3,934	3,095	5,660	31,345
Cost of services	—	—	—	24,090	3,342	27,432
Total segment operating expenses	94,808	38,128	20,126	38,778	27,886	219,726

Segment Adjusted EBITDA	41,871	3,353	3,195	(921)	(2,027)	45,471

Reconciling Items
Research and development expenses (3)	—	—	—	—	—	4,925
Global Operations Support expenses (3)	—	—	—	—	—	14,678
Total reconciling expenses	—	—	—	—	—	19,603

Adjusted EBITDA	$41,871	$3,353	$3,195	$(921)	$(2,027)	$25,868

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

Depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization
Executive Search
Americas	$523	$761
Europe	421	295
Asia Pacific	243	202
Total Executive Search	1,187	1,258
On-Demand Talent	1,498	1,966
Heidrick Consulting	575	642
Total segments	3,260	3,866
Research and development	1,437	754
Global Operations Support	150	170
Total depreciation and amortization	$4,847	$4,790

Capital expenditures
Executive Search
Americas	$386	$513
Europe	395	1,969
Asia Pacific	72	425
Total Executive Search	853	2,907
On-Demand Talent	71	217
Heidrick Consulting	109	828
Total segments	1,033	3,952
Research and development	1,625	1,839
Global Operations Support	76	382
Total capital expenditures	$2,734	$6,173

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2034. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.8 million as of March 31, 2025. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine, the conflict between Israel and Hamas and any broader regional conflict in the Middle East, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; the impact from actions by the U.S. presidential administration and Congress; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, Adjusted EBITDA and Adjusted EBITDA margin. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with United States generally accepted accounting principles ("GAAP"). Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmed search (confirmation) trends, consultant productivity and average revenue per search are used to measure performance. Productivity is as measured by annualized Executive Search net revenue per consultant.

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

The Company evaluates performance and allocates resources based on the CODM’s review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges, or Adjusted EBITDA. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue in the same period.

Consolidated and the subtotal of Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with GAAP and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	1.4	1.5
Total revenue	101.4	101.5

Operating expenses
Salaries and benefits	66.8	65.8
General and administrative expenses	14.6	15.6
Cost of services	10.6	10.3
Research and development	2.3	2.2
Reimbursed expenses	1.4	1.5
Total operating expenses	95.6	95.3

Operating income	5.7	6.1

Non-operating income (loss)
Interest, net	1.4	1.5
Other, net	(0.9)	1.0
Net non-operating income	0.5	2.5

Income before income taxes	6.2	8.6

Provision for income taxes	1.5	3.4

Net income	4.7%	5.3%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2025	2024
Revenue before reimbursements (net revenue)	$283,578	$265,197

Net income	13,306	14,032
Interest, net	(3,955)	(4,086)
Other, net	2,566	(2,571)
Provision for income taxes	4,311	8,899
Operating income	16,228	16,274

Adjustments
Depreciation	3,179	2,493
Intangible amortization	1,668	2,297
Earnout accretion	481	466
Earnout fair value adjustments	942	—
Acquisition contingent consideration	2,821	1,988
Deferred compensation plan	(358)	2,350
Reorganization costs	4,161	—
Total adjustments	12,894	9,594

Adjusted EBITDA	$29,122	$25,868
Adjusted EBITDA margin	10.3%	9.8%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue
Executive Search
Americas	$144,404	$136,679
Europe	45,391	41,481
Asia Pacific	23,595	23,321
Total Executive Search	213,390	201,481
On-Demand Talent	42,564	37,857
Heidrick Consulting	27,624	25,859
Revenue before reimbursements (net revenue)	283,578	265,197
Reimbursements	3,864	3,901
Total revenue	$287,442	$269,098

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA
Executive Search
Americas	$44,222	$41,871
Europe	5,042	3,353
Asia Pacific	3,035	3,195
Total Executive Search	52,299	48,419
On-Demand Talent	400	(921)
Heidrick Consulting	(2,096)	(2,027)
Total segment Adjusted EBITDA	50,603	45,471
Research and Development	(4,624)	(4,925)
Global Operations Support	(16,857)	(14,678)
Total Adjusted EBITDA	$29,122	$25,868

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Total revenue. Consolidated total revenue increased $18.3 million, or 6.8%, to $287.4 million for the three months ended March 31, 2025, from $269.1 million for the three months ended March 31, 2024. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $18.4 million, or 6.9%, to $283.6 million for the three months ended March 31, 2025, compared to $265.2 million for the three months ended March 31, 2024. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 0.6%. Executive Search net revenue was $213.4 million for the three months ended March 31, 2025, an increase of $11.9 million, or 5.9%, compared to the three months ended March 31, 2024. The increase in Executive Search net revenue was primarily due to a 5.3% increase in the number of executive search confirmations compared to the prior year period. On-Demand Talent net revenue was $42.6 million for the three months ended March 31, 2025, an increase of $4.7 million, or 12.4%, compared to the three months ended March 31, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $27.6 million for the three months ended March 31, 2025, an increase of $1.8 million, or 6.8%, compared to the three months ended March 31, 2024. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 427 and 91, respectively, as of March 31, 2025, compared to 424 and 95, respectively, as of March 31, 2024. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.9 million for the three months ended March 31, 2025, and 2024, respectively. The average revenue per executive search was $137,000 and $136,000 for the three months ended March 31, 2025, and 2024, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $15.1 million, or 8.6%, to $189.5 million for the three months ended March 31, 2025, compared to $174.4 million for the three months ended March 31, 2024. Fixed compensation increased $4.2 million due to increases in separation costs, base salaries and payroll taxes, retirement and benefits costs, and talent acquisition and retention costs, partially offset by decreases in expenses related to our deferred compensation plan, and stock compensation. Variable compensation increased $10.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.5%.

For the three months ended March 31, 2025, we had an average of 2,210 employees compared to an average of 2,224 employees for the three months ended March 31, 2024.

As a percentage of net revenue, salaries and benefits expense was 66.8% for the three months ended March 31, 2025, compared to 65.8% for the three months ended March 31, 2024.

General and administrative expenses. Consolidated general and administrative expenses increased $0.1 million, or 0.1%, to $41.4 million for the three months ended March 31, 2025, compared to $41.4 million for the three months ended March 31, 2024. The increase in general and administrative expenses was due to professional fees, expenses related to information technology, bad debt, and marketing costs, partially offset by decreases in business development travel, intangible amortization, office occupancy costs, taxes and licenses, and hiring fees. A fair value adjustment was made to increase the Atreus earnout by $0.9 million during the three months ended March 31, 2025. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.1%.

As a percentage of net revenue, general and administrative expenses were 14.6% for the three months ended March 31, 2025, compared to 15.6% for the three months ended March 31, 2024.

Cost of services. Consolidated cost of services increased $2.6 million, or 9.6%, to $30.1 million for the three months ended March 31, 2025, compared to $27.4 million for the three months ended March 31, 2024. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.2%.

As a percentage of net revenue, cost of services was 10.6% for the three months ended March 31, 2025, compared to 10.3% for the three months ended March 31, 2024.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $0.7 million, or 11.8%, to $6.4 million for the three months ended March 31, 2025, compared to $5.7 million for the three months ended March 31, 2024. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $29.1 million for the three months ended March 31, 2025, an increase of $3.3 million, or 12.6%, compared to $25.9 million for the three months ended March 31, 2024. Adjusted EBITDA margin was 10.3% for the three months ended March 31, 2025, compared to 9.8% for the three months ended March 31, 2024.

Net non-operating income. Net non-operating income was $1.4 million for the three months ended March 31, 2025, compared to $6.7 million for the three months ended March 31, 2024.

Interest, net, was $4.0 million of income for the three months ended March 31, 2025, compared to $4.1 million of income for the three months ended March 31, 2024, primarily due to lower interest rates offset by higher marketable securities balances.

Other, net, was $2.6 million of expense for the three months ended March 31, 2025, compared to $2.6 million of income for the three months ended March 31, 2024. The expense for the three months ended March 31, 2025, is primarily due to unrealized losses on our deferred compensation plan. The income for the three months ended March 31, 2024, is primarily due to unrealized gains on our deferred compensation plan and foreign exchange gains. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes, to the Company's Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q..

Executive Search

Americas

The Americas segment reported net revenue of $144.4 million for the three months ended March 31, 2025, an increase of 5.7% compared to $136.7 million for the three months ended March 31, 2024. The increase in net revenue was primarily due to a 3.6% increase in the number of executive search confirmations. All practice groups, with the exception of Financial Services, exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.4 million, or 0.8%. There were 221 Executive Search consultants in the Americas segment at March 31, 2025, compared to 220 at March 31, 2024.

Salaries and benefits expense increased $4.1 million, or 4.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Fixed compensation decreased $0.9 million due to decreases in expenses related to our deferred compensation plan, stock compensation, and talent acquisition and retention costs, partially offset by increases in base salaries and payroll taxes, and retirement and benefits costs. Variable compensation increased $5.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.4 million, or 3.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to decreases in office occupancy costs, bad debt, business development travel, resource library, marketing costs, and communication services, partially offset by increases in expenses related to information technology, professional fees, and the use of external third-party consultants.

The Americas segment reported Adjusted EBITDA of $44.2 million for the three months ended March 31, 2025, an increase of $2.4 million, or 5.6%, compared to $41.9 million for the three months ended March 31, 2024. Adjusted EBITDA margin was 30.6% for the three months ended March 31, 2025, compared to 30.6% for the three months ended March 31, 2024.

Europe

The Europe segment reported net revenue of $45.4 million for the three months ended March 31, 2025, an increase of 9.4% compared to $41.5 million for the three months ended March 31, 2024. The increase in net revenue was primarily due to a 7.5% increase in the number of executive search confirmations. The Global Technology Services and Consumer practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.6%. There were 128 Executive Search consultants in the Europe segment at March 31, 2025, compared to 125 at March 31, 2024.

Salaries and benefits expense increased $2.2 million, or 7.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Fixed compensation increased $0.4 million due to increases in base salaries and payroll taxes, and retirement and benefits costs, partially offset by decreases in separation costs, talent acquisition and retention costs, and stock compensation. Variable compensation increased $1.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.1 million, or 1.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to increases in professional fees, hiring fees, expenses related to information technology, and marketing costs, partially offset by a decrease in business development travel.

The Europe segment reported Adjusted EBITDA of $5.0 million for the three months ended March 31, 2025, an increase of $1.7 million, or 50.4%, compared to $3.4 million for the three months ended March 31, 2024. Adjusted EBITDA margin was 11.1% for the three months ended March 31, 2025, compared to 8.1% for the three months ended March 31, 2024.

Asia Pacific

The Asia Pacific segment reported net revenue of $23.6 million for the three months ended March 31, 2025, an increase of 1.2% compared to $23.3 million for the three months ended March 31, 2024. The increase in net revenue was primarily due to a 7.1% increase in the number of executive search confirmations. The Financial Services and Industrial practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 2.2%. There were 78 Executive Search consultants in the Asia Pacific segment at March 31, 2025, compared to 79 at March 31, 2024.

Salaries and benefits expense increased $1.1 million, or 6.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Fixed compensation increased $1.2 million due to increases in retirement and benefits costs, separation costs, and talent acquisition and retention costs, partially offset by decrease in base salaries and payroll taxes, and stock compensation. Variable compensation decreased $0.2 million due to the mix of consultants earning bonus accruals.

General and administrative expenses decreased $0.2 million, or 3.6%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to decreases in business development travel, and taxes licenses, partially offset by an increase in bad debt.

The Asia Pacific segment reported Adjusted EBITDA of $3.0 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 5.0%, compared to $3.2 million for the three months ended March 31, 2024. Adjusted EBITDA margin was 12.9% for the three months ended March 31, 2025, compared to 13.7% for the three months ended March 31, 2024.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $42.6 million for the three months ended March 31, 2025, an increase of 12.4% compared to $37.9 million for the three months ended March 31, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Foreign exchange rate fluctuations negatively impacted results by less than $0.1 million, or 0.2%.

Salaries and benefits expense increased $1.6 million, or 12.3%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Fixed compensation increased $1.0 million due to increases in separation costs, retirement and benefits costs, talent acquisition and retention costs, and stock compensation, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $0.7 million due to higher bonus accruals related to increased productivity.

General and administrative expense increased $1.1 million, or 20.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to increases in professional fees, office occupancy costs, and bad debt, partially offset by decrease in intangible amortization and hiring fees. A fair value adjustment was made to increase the Atreus earnout by $0.9 million.

Cost of services increased $2.7 million, or 11.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in the volume of On-Demand Talent projects.

The On-Demand Talent segment reported Adjusted EBITDA of $0.4 million for the three months ended March 31, 2025, an increase of $1.3 million compared to an Adjusted EBITDA loss of $0.9 million for the three months ended March 31, 2024. Adjusted EBITDA margin was 0.9% for the three months ended March 31, 2025, compared to (2.4)% for the three months ended March 31, 2024.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $27.6 million for the three months ended March 31, 2025, an increase of 6.8% compared to $25.9 million for the three months ended March 31, 2024. The increase in net revenue was primarily due to increases in leadership assessment consulting engagements compared to the prior year period. Foreign exchange rate fluctuations negatively impacted results by less than $0.1 million, or less than 0.1%. There were 91 Heidrick Consulting consultants at March 31, 2025 compared to 95 at March 31, 2024.

Salaries and benefits expense increased $2.7 million, or 13.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Fixed compensation increased $0.1 million due to increases in talent acquisition and retention costs, and separation costs, partially offset by decrease in base salaries and payroll taxes. Variable compensation increased $2.7 million due to higher bonus accruals related to increased productivity.

General and administrative expenses decreased $0.9 million, or 13.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to decreases in business development travel, office occupancy costs, and intangible amortization, partially offset by increases in professional fees.

Cost of services decreased $0.1 million, or 3.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to third party contractor event expenses in prior year that did not reoccur in the current year.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $2.1 million for the three months ended March 31, 2025, an improvement of $0.1 million, or 3.4%, compared to an Adjusted EBITDA loss of $2.0 million for the three months ended March 31, 2024. Adjusted EBITDA margin was (7.6)% for the three months ended March 31, 2025, compared to (7.8)% for the three months ended March 31, 2024.

Global Operations Support

Salaries and benefits expense increased $3.3 million, or 36.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to increases in separation costs, variable compensation, base salaries and payroll taxes, retirement and benefits costs, and talent acquisition and retention costs, partially offset by decreases in stock compensation and our deferred compensation plan.

General and administrative expenses increased $0.3 million, or 4.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to increases in expenses related to information technology, marketing expenses, and professional fees, partially offset by decreases in taxes and licenses, communication services, business development travel, and resource library.

Global Operations Support reported an Adjusted EBITDA loss of $16.9 million for the three months ended March 31, 2025, a decrease of $2.2 million, or 14.8%, compared to an Adjusted EBITDA loss of $14.7 million for the three months ended March 31, 2024. Adjusted EBITDA margin was (5.9)% for the three months ended March 31, 2025, compared to (5.5)% for the three months ended March 31, 2024.

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

Lines of credit. On March 17, 2025, the Company entered into the Third Amendment to the Credit Agreement, dated as of October 26, 2018 by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Third Amendment provides that Lenders will make available to the Borrowers a committed revolving credit facility in an aggregate amount of $100 million, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amended Credit Agreement matures on March 17, 2030, extended from July 13, 2026.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and from time to time may be secured by equity interests in certain of the Company’s subsidiaries.

As of March 31, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2025, December 31, 2024, and March 31, 2024, were $324.7 million, $563.5 million and $252.8 million, respectively. The $324.7 million of cash, cash equivalents and marketable securities at March 31, 2025, includes $170.6 million held by our foreign subsidiaries. A portion of the $170.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $232.2 million for the three months ended March 31, 2025, primarily reflecting a decrease in accrued expenses of $199.3 million and an increase accounts receivable of $45.6 million, partially offset by net income net of non-cash charges of $18.3 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2024 of $317.8 million, partially offset by 2025 bonus accruals.

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

Cash flows provided by investing activities. Cash used in investing activities was $73.1 million for the three months ended March 31, 2025, primarily due to purchases of marketable securities and investments of 118.7 million and capital expenditures of $2.7 million, partially offset by proceeds from the sale of marketable securities of $48.3 million.

Cash provided by investing activities was $54.7 million for the three months ended March 31, 2024, consisting of proceeds from the sale of marketable securities and investments of $66.3 million, partially offset by purchases of marketable securities and investments of $5.4 million, and capital expenditures of $6.2 million.

Cash flows used in financing activities. Cash used in financing activities was $6.4 million for the three months ended March 31, 2025, consisting of dividend payments of $3.2 million, employee tax withholding payments on equity transactions of $2.9 million, and debt issuance costs of $0.4 million.

Cash used in financing activities was $6.1 million for the three months ended March 31, 2024, consisting of dividend payments of $3.2 million and employee tax withholding payments on equity transactions of $2.9 million.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of March 31, 2025, we had aggregate future lease payment obligations of $123.3 million, with $17.7 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of March 31, 2025, we had asset retirement obligations of $3.5 million, with less than $0.1 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at March 31, 2025. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. As of March 31, 2025, we did not have a liability for uncertain tax positions.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 3, 2025, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate, assessment of goodwill for impairment, and contingent consideration. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.6 million for the three months ended March 31, 2025. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1
Third Amendment to Credit Agreement, dated March 17, 2025, by and among Heidrick & Struggles International, Inc, the Foreign Subsidiary Borrowers party thereto, the other Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent

10.2	Separation Agreement between Heidrick & Struggles International, Inc. and Sarah Payne, dated February 2, 2025 **†	10-K	10.47	3/3/2025

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Certain portions of this exhibit have been redacted.
***†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2025

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Nirupam Sinha
Nirupam Sinha
Chief Financial Officer (Duly authorized on behalf of the registrant and in his capacity as Principal Financial and Accounting Officer)