Form 10-Q
period 2025-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2025-08-04
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 1, 2025, there were 20,736,302 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Current assets
Cash and cash equivalents	$211,172	$515,627
Marketable securities	188,355	47,896
Accounts receivable, net of allowances of $8,426 and $7,296, respectively	210,577	134,331
Prepaid expenses	30,436	28,718
Other current assets	48,200	39,935
Income taxes recoverable	10,868	6,470
Total current assets	699,608	772,977

Non-current assets
Property and equipment, net	54,687	51,685
Operating lease right-of-use assets	82,282	83,518
Assets designated for retirement and pension plans	11,361	9,976
Investments	69,160	58,290
Other non-current assets	26,395	25,500
Goodwill	142,635	137,861
Other intangible assets, net	10,539	12,483
Deferred income taxes	44,378	41,898
Total non-current assets	441,437	421,211

Total assets	$1,141,045	$1,194,188

Current liabilities
Accounts payable	$25,834	$25,088
Accrued salaries and benefits	251,668	353,531
Deferred revenue	58,859	51,085
Operating lease liabilities	18,225	17,653
Other current liabilities	65,898	21,369
Income taxes payable	9,402	14,287
Total current liabilities	429,886	483,013

Non-current liabilities
Accrued salaries and benefits	40,789	58,547
Retirement and pension plans	84,999	72,138
Operating lease liabilities	86,914	83,152
Other non-current liabilities	4,527	42,905
Deferred income taxes	1,439	1,616
Total non-current liabilities	218,668	258,358

Total liabilities	648,554	741,371

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,730,409 and 20,414,915 shares issued, 20,725,329 and 20,409,835 shares outstanding at June 30, 2025 and December 31, 2024, respectively	207	204
Treasury stock at cost, 5,080 shares at June 30, 2025 and December 31, 2024	(110)	(110)
Additional paid in capital	263,611	260,893
Retained earnings	233,807	205,875
Accumulated other comprehensive loss	(5,024)	(14,045)
Total stockholders’ equity	492,491	452,817

Total liabilities and stockholders’ equity	$1,141,045	$1,194,188
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Revenue before reimbursements (net revenue)	$317,248	$278,626	$600,826	$543,823
Reimbursements	4,660	4,251	8,524	8,152
Total revenue	321,908	282,877	609,350	551,975

Operating expenses
Salaries and benefits	209,203	177,892	398,678	352,305
General and administrative expenses	42,184	46,453	83,608	87,816
Cost of services	34,594	29,696	64,653	57,128
Research and development	6,037	5,605	12,429	11,320
Impairment charges	—	16,224	—	16,224
Restructuring charges	—	6,939	—	6,939
Reimbursed expenses	4,660	4,251	8,524	8,152
Total operating expenses	296,678	287,060	567,892	539,884

Operating income (loss)	25,230	(4,183)	41,458	12,091

Non-operating income
Interest, net	2,639	2,612	6,594	6,698
Other, net	3,276	997	710	3,568
Net non-operating income	5,915	3,609	7,304	10,266

Income (loss) before income taxes	31,145	(574)	48,762	22,357

Provision for income taxes	10,072	4,583	14,383	13,482

Net income (loss)	21,073	(5,157)	34,379	8,875

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	6,526	(2,103)	9,067	(6,161)
Net unrealized gain (loss) on available-for-sale investments	(7)	9	(46)	(24)
Other comprehensive income (loss), net of tax	6,519	(2,094)	9,021	(6,185)

Comprehensive income (loss)	$27,592	$(7,251)	$43,400	$2,690

Weighted-average common shares outstanding
Basic	20,649	20,259	20,557	20,202
Diluted	21,215	20,259	21,333	21,061

Earnings (loss) per common share
Basic	$1.02	$(0.25)	$1.67	$0.44
Diluted	$0.99	$(0.25)	$1.61	$0.42

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,415	$204	5	$(110)	$260,893	$205,875	$(14,045)	$452,817
Net income	—	—	—	—	—	13,306	—	13,306
Other comprehensive income, net of tax	—	—	—	—	—	—	2,502	2,502
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Vesting of equity awards, net of tax withholding	211	2	—	—	(2,891)	—	—	(2,889)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,094)	—	(3,094)
Dividend equivalents on restricted stock units	—	—	—	—	—	(102)	—	(102)
Balance at March 31, 2025	20,626	$206	5	$(110)	$260,512	$215,985	$(11,543)	$465,050
Net income	—	—	—	—	—	21,073	—	21,073
Other comprehensive income, net of tax	—	—	—	—	—	—	6,519	6,519
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,987	—	—	3,987
Issuance of common stock	7	—	—	—	—	—	—	—
Vesting of equity awards, net of tax withholding	98	1	—	—	(888)	—	—	(887)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,094)	—	(3,094)
Dividend equivalents on restricted stock units	—	—	—	—	—	(157)	—	(157)
Balance at June 30, 2025	20,731	$207	5	$(110)	$263,611	$233,807	$(5,024)	$492,491

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows - operating activities
Net income	$34,379	$8,875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,862	8,700
Deferred income taxes	(1,374)	(2,333)
Stock-based compensation expense	6,497	6,109
Accretion expense related to earnout payments	1,017	935
Gain on marketable securities	(2,650)	(980)
Loss on disposal of property and equipment	26	261
Impairment charges	—	16,224
Changes in assets and liabilities:
Accounts receivable	(68,787)	(55,842)
Accounts payable	(1,530)	(2,324)
Accrued expenses	(127,064)	(124,747)
Restructuring accrual	(1,425)	4,386
Deferred revenue	5,975	(673)
Income taxes recoverable and payable, net	(9,625)	5,368
Retirement and pension plan assets and liabilities	6,030	5,800
Prepaid expenses	(576)	(4,652)
Other assets and liabilities, net	(14,369)	(6,009)
Net cash used in operating activities	(163,614)	(140,902)

Cash flows - investing activities
Capital expenditures	(6,640)	(16,538)
Purchases of marketable securities and investments	(296,206)	(115,262)
Proceeds from sales of marketable securities and investments	152,431	66,574
Net cash used in investing activities	(150,415)	(65,226)

Cash flows - financing activities
Debt issuance costs	(360)	—
Cash dividends paid	(6,447)	(6,398)
Payment of employee tax withholdings on equity transactions	(3,776)	(3,747)
Net cash used in financing activities	(10,583)	(10,145)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	20,241	(6,423)

Net decrease in cash, cash equivalents and restricted cash	(304,371)	(222,696)
Cash, cash equivalents and restricted cash at beginning of period	515,813	412,618
Cash, cash equivalents and restricted cash at end of period	$211,442	$189,922

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, interim effective tax rates, contingent consideration liabilities, and the assessment of goodwill for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2025, and December 31, 2024, the results of operations for the three and six months ended June 30, 2025, and 2024, and its cash flows for the six months ended June 30, 2025, and 2024, have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Research and Development

Research and development expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of June 30, 2025 and 2024, and December 31, 2024 and 2023, respectively:

	June 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$211,172	$189,922	$515,627	$412,618
Restricted cash included within other non-current assets	270	—	186	—
Total cash, cash equivalents and restricted cash	$211,442	$189,922	$515,813	$412,618

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$21,073	$(5,157)	$34,379	$8,875
Weighted average shares outstanding:
Basic	20,649	20,259	20,557	20,202
Effect of dilutive securities:
Restricted stock units	401	—	537	615
Performance stock units	165	—	239	244
Diluted	21,215	20,259	21,333	21,061
Basic earnings (loss) per share	$1.02	$(0.25)	$1.67	$0.44
Diluted earnings (loss) per share	$0.99	$(0.25)	$1.61	$0.42

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2024, to June 30, 2025:

	June 30, 2025	December 31, 2024	Change
Contract assets
Unbilled receivables, net	$24,881	$17,610	$7,271
Contract assets	16,678	15,540	1,138
Total contract assets	41,559	33,150	8,409

Contract liabilities
Deferred revenue	$58,859	$51,085	$7,774

Contract assets were recorded within Current Assets - Other current assets in the Condensed Consolidated Balance Sheets at both June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Company recognized revenue of $42.7 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2025, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $22.0 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2024	$7,296
Provision for credit losses	5,290
Write-offs	(4,426)
Foreign currency translation	266
Balance at June 30, 2025	$8,426

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at June 30, 2025	Fair Value	Unrealized Loss	Marketable Securities
U.S. Treasury securities	$39,526	$2	$39,526

The unrealized losses on two investments in U.S. Treasury securities at June 30, 2025 was caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis. There were no investments with unrealized losses at December 31, 2024.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2025	December 31, 2024
Leasehold improvements	$54,232	$49,744
Office furniture, fixtures and equipment	15,295	14,384
Computer equipment and software	51,199	47,649
Property and equipment, gross	120,726	111,777
Accumulated depreciation	(66,039)	(60,092)
Property and equipment, net	$54,687	$51,685

Depreciation expense for the three months ended June 30, 2025, and 2024, was $3.4 million and $2.0 million, respectively. Depreciation expense for the six months ending June 30, 2025, and 2024, was $6.6 million and $4.5 million, respectively.

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

As of June 30, 2025, office leases have remaining lease terms that range from less than one year to 12.3 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of June 30, 2025, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.9 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,262	$6,719	$10,384	$12,356
Variable lease cost	3,553	2,570	5,823	5,025
Total lease cost	$8,815	$9,289	$16,207	$17,381

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,276	$11,807
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,124	$7,447

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, are as follows:

	2025	2024
Weighted Average Remaining Lease Term
Operating leases	7.6 years	7.4 years
Weighted Average Discount Rate
Operating leases	5.31%	5.01%

The future maturities of the Company's operating lease liabilities as of June 30, 2025, for the years ended December 31, are as follows:

Operating Lease Maturity
2025	$9,247
2026	18,351
2027	18,362
2028	16,301
2029	14,498
Thereafter	53,970
Total lease payments	130,729
Less: Interest	25,590
Present value of lease liabilities	$105,139

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at June 30, 2025
Cash					$190,457	$—

Level 1(1):
Money market funds					20,715	—
U.S. Treasury securities	$188,347	$10	$(2)	$188,355	—	188,355
Total Level 1	188,347	10	(2)	188,355	20,715	188,355

Total	$188,347	$10	$(2)	$188,355	$211,172	$188,355

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2024
Cash				$256,638	$—

Level 1(1):
Money market funds				36,781	—
U.S. Treasury securities	$270,050	$54	$270,104	222,208	47,896
Total Level 1	270,050	54	270,104	258,989	47,896

Total	$270,050	$54	$270,104	$515,627	$47,896

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $51.8 million and $45.3 million as of June 30, 2025, and December 31, 2024, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2025

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$69,160	$—	$—	$69,160	$—	$—

Level 2(2):
Retirement and pension plan assets	12,654	1,293	11,361	—	—	—
Pension benefit obligation	(14,126)	—	—	—	(1,293)	(12,833)
Total Level 2	(1,472)	1,293	11,361	—	(1,293)	(12,833)

Total	$67,688	$1,293	$11,361	$69,160	$(1,293)	$(12,833)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$58,290	$—	$—	$58,290	$—	$—

Level 2(2):
Retirement and pension plan assets	11,112	1,136	9,976	—	—	—
Pension benefit obligation	(12,404)	—	—	—	(1,136)	(11,268)
Total Level 2	(1,292)	1,136	9,976	—	(1,136)	(11,268)

Total	$56,998	$1,136	$9,976	$58,290	$(1,136)	$(11,268)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2025:

	Earnout	Contingent Compensation
Balance at December 31, 2024	$(38,648)	$(22,901)
Earnout accretion	(1,017)	—
Compensation expense	—	(4,387)
Fair value adjustment	2,315	—
Payments	—	4,847
Foreign currency translation	(5,284)	(2,591)
Balance at June 30, 2025	$(42,634)	$(25,032)

Earnout accruals of $42.6 million were recorded within Current liabilities - Other current liabilities as of June 30, 2025, and earnout accruals of $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of December 31, 2024. Contingent compensation accruals of $25.0 million and $4.9 million are recorded within Current liabilities - Accrued salaries and benefits as of June 30, 2025, and December 31, 2024, respectively, and contingent compensation accruals of $18.0 million are recorded within Non-current liabilities - Accrued salaries and benefits as of December 31, 2024.

Other Investments

The Company holds an equity investment that does not have a readily determinable fair value for which the Company uses the measurement alternative prescribed in FASB Accounting Standards Codification Topic 321, Investments-Equity Securities. As of June 30, 2025 and December 31, 2024, the Company held the equity investment under the measurement alternative of $11.0 million which is presented in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no impairments or changes resulting from observable transactions for these investments in the six months ended June 30, 2025 and no adjustments have been made to the carrying values as of June 30, 2025.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	June 30, 2025	December 31, 2024
Executive Search
Americas	$91,346	$90,740
Europe	1,463	1,463
Total Executive Search	92,809	92,203
On-Demand Talent	109,304	105,136
Heidrick Consulting	7,246	7,246
Goodwill, gross	209,359	204,585
Accumulated impairment	(66,724)	(66,724)
Total goodwill	$142,635	$137,861

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the six months ended June 30, 2025, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$90,740	$1,463	$105,136	$7,246	$204,585
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at December 31, 2024	90,740	—	47,121	—	137,861

Foreign currency translation	606	—	4,168	—	4,774

Goodwill	91,346	1,463	109,304	7,246	209,359
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at June 30, 2025	$91,346	$—	$51,289	$—	$142,635

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

Based on the results of the 2024 interim impairment evaluation, the Company determined that the goodwill within the On-Demand Talent and Europe reporting units were impaired, which resulted in impairment charges of $14.8 million and $1.5 million, respectively. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024. The impairments were non-cash in nature and they did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2025	December 31, 2024
Executive Search
Americas	$2	$5
Europe	21	37
Total Executive Search	23	42
On-Demand Talent	8,980	10,592
Heidrick Consulting	1,536	1,849
Total other intangible assets, net	$10,539	$12,483

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.8	$27,583	$(18,656)	$8,927	$25,188	$(15,371)	$9,817
Trade name	3.0	5,248	(4,782)	466	4,836	(4,039)	797
Software	3.0	9,004	(7,858)	1,146	8,285	(6,416)	1,869
Total intangible assets	9.6	$41,835	$(31,296)	$10,539	$38,309	$(25,826)	$12,483

Intangible asset amortization expense for the three months ended June 30, 2025, and 2024, was $1.6 million and $1.9 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2025, and 2024, was $3.3 million and $4.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2025, for the following years ended December 31, is as follows:

2025	$3,071
2026	2,665
2027	1,615
2028	940
2029	678
Thereafter	1,570
Total	$10,539

9.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	June 30, 2025	December 31, 2024
Contract assets	$41,559	$33,150
Other	6,641	6,785
Total other current assets	$48,200	$39,935

The components of other current liabilities are as follows:

	June 30, 2025	December 31, 2024
Earnout liability	$42,634	$—
Other	23,264	21,369
Total other current liabilities	$65,898	$21,369

The components of other non-current liabilities are as follows:

	June 30, 2025	December 31, 2024
Earnout liability	$—	$38,648
Other	4,527	4,257
Total other non-current liabilities	$4,527	$42,905

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

As of June 30, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

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

As of June 30, 2025, 5,149,536 awards have been issued under the Fifth A&R Program, including 955,362 forfeited awards, and 723,899 shares remain available for future awards assuming performance stock units vest at maximum levels. The Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries and benefits (1)	$3,620	$2,429	$6,235	$5,870
General and administrative expenses	1,050	1,050	1,050	1,050
Income tax benefit related to stock-based compensation included in net income (loss)	1,271	958	1,982	1,907

(1) Includes $0.7 million and $0.1 million of expense related to cash-settled restricted stock units for the three months ended June 30, 2025, and 2024, respectively, and $0.8 million and $0.9 million of expense related to cash-settled restricted stock units for the six months ended June 30, 2025, and 2024, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the
Company issued 17,325 and 16,752 restricted stock units for services provided by the non-employee directors during the three months ended June 30, 2025, and 2024, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the six months ended June 30, 2025, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	675,411	$31.85
Granted	205,198	45.99
Vested and converted to common stock	(233,117)	31.72
Forfeited	(25,662)	31.01
Outstanding on June 30, 2025	621,830	$36.59

As of June 30, 2025, there was $12.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Certain of the Company's senior executives are granted performance stock units that are subject to ratable vesting over a four-year period. The vesting will vary between 0% and 100% of the shares subject to the performance stock units based on the attainment of specified stock price hurdles over the vesting period. The fair value of the awards subject to such stock price hurdles is determined using the Monte Carlo simulation model. The performance stock units are expensed on a straight-line basis over the derived service period, which ranges from one to four years.

Performance stock unit activity for the six months ended June 30, 2025, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	353,076	$34.17
Granted	132,944	53.37
Vested and converted to common stock	(160,636)	43.57
Forfeited	(13,199)	38.55
Outstanding on June 30, 2025	312,185	$37.33

As of June 30, 2025, there was $7.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

The Company recorded phantom stock-based compensation expense of $0.7 million and $0.1 million related to cash-settled restricted stock units for the three months ended June 30, 2025, and 2024, respectively, and $0.8 million and $0.9 million of expense related to cash-settled restricted stock units for the six months ended June 30, 2025, and 2024, respectively.

Phantom stock unit activity for the six months ended June 30, 2025, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2024	131,177
Granted	22,049
Vested	(10,606)
Forfeited	(2,046)
Outstanding on June 30, 2025	140,574

As of June 30, 2025, there was $1.4 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.1 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued 6,930 and 12,564 shares of common stock for services provided by the non-employee directors during the three months ended June 30, 2025, and 2024, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50.0 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock in 2025 and 2024. Prior to 2024, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2023 when the Company purchased 36,000 shares of common stock for $0.9 million. As of June 30, 2025, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

12. Restructuring

During the year ended December 31, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction. The Company did not incur any such charges related to the implementation of the 2024 Plan during the six months ended June 30, 2025.

Restructuring charges incurred to date for the 2024 Plan by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

Changes in the restructuring accrual for the six months ended June 30, 2025, were as follows:

Employee Related
Accrual balance at December 31, 2024	2,506
Cash payments	(1,424)
Accrual balance at June 30, 2025	$1,082
Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

13.    Income Taxes

The Company reported income before taxes of $31.1 million and an income tax provision of $10.1 million for the three months ended June 30, 2025. The Company reported a loss before taxes of $0.6 million and an income tax provision of $4.6 million for the three months ended June 30, 2024. The effective tax rates for the three months ended June 30, 2025, and 2024, were 32.3% and (798.4)%, respectively. The effective tax rate for the three months ended June 30, 2025 was impacted by the mix of income and the tax effect on discrete items. The effective tax rate for the three months ended June 30, 2024 was impacted by the tax effect on goodwill impairment and the mix of income.

The Company reported income before taxes of $48.8 million and an income tax provision of $14.4 million for the six months ended June 30, 2025. The Company reported income before taxes of $22.4 million and an income tax provision of $13.5 million for the six months ended June 30, 2024. The effective tax rates for the six months ended June 30, 2025, and 2024, were 29.5% and 60.3%, respectively. The effective tax rate for the six months ended June 30, 2025, was impacted by the mix of income and the tax effect on discrete items. The effective tax rate for the six months ended June 30, 2024 was impacted by the tax effect on goodwill impairment and the mix of income.

On July 4, 2025, the "One Big Beautiful Bill Act" (OBBBA) was signed into law in the United States. The OBBBA contains several changes to corporate taxation, including the extension of multiple tax provisions from the 2017 Tax Cuts and Jobs Act that were scheduled to expire in 2025. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2025, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2024	$53	$(13,770)	$(328)	$(14,045)
Other comprehensive income (loss) before reclassification, net of tax	(46)	9,067	—	9,021
Balance at June 30, 2025	$7	$(4,703)	$(328)	$(5,024)

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

The Company's chief operating decision-maker is its Chief Executive Officer. The Company evaluates performance and allocates resources based on the review of the chief operating decision maker ("CODM") of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period. The CODM considers actual to historical, actual to budgeted, and actual to forecasted results and variances on a monthly basis using net revenue and Adjusted EBITDA when making decisions about allocating resources to the segments and assessing performance. The CODM is not provided asset information by reportable segment.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP (as defined below) financial measures. The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue before reimbursements (net revenue)	$317,248	$278,626	$600,826	$543,823

Net income (loss)	21,073	(5,157)	34,379	8,875
Interest, net	(2,639)	(2,612)	(6,594)	(6,698)
Other, net	(3,276)	(997)	(710)	(3,568)
Provision for income taxes	10,072	4,583	14,383	13,482
Operating income (loss)	25,230	(4,183)	41,458	12,091

Adjustments
Depreciation	3,428	1,990	6,607	4,483
Intangible amortization	1,587	1,920	3,255	4,217
Earnout accretion	536	469	1,017	935
Earnout fair value adjustments	(3,257)	1,211	(2,315)	1,211
Acquisition contingent consideration	1,566	3,285	4,387	5,273
Deferred compensation plan	5,198	956	4,840	3,306
Reorganization costs	(436)	—	3,725	—
Impairment charges	—	16,224	—	16,224
Restructuring charges	—	6,939	—	6,939
Total adjustments	8,622	32,994	21,516	42,588

Adjusted EBITDA	$33,852	$28,811	$62,974	$54,679
Adjusted EBITDA margin	10.7%	10.3%	10.5%	10.1%

The following tables present our segment information, including significant segment expenses, for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30, 2025
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$160,170	$52,451	$25,553	$47,866	$31,208	$317,248
Reimbursements						4,660
Total revenue						321,908

Operating Expenses
Salaries and benefits (1)	100,394	38,588	19,308	11,246	22,710	192,246
General and administrative (2)	13,121	8,475	3,738	4,643	4,298	34,275
Cost of services	—	—	—	30,949	3,645	34,594
Total segment operating expenses	113,515	47,063	23,046	46,838	30,653	261,115

Segment Adjusted EBITDA	46,655	5,388	2,507	1,028	555	56,133

Less: Reconciling Items
Research and development expenses (3)						4,638
Global Operations Support expenses (3)						17,643
Total reconciling expenses	—	—	—	—	—	22,281

Adjusted EBITDA	$46,655	$5,388	$2,507	$1,028	$555	$33,852

	Three Months Ended June 30, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$147,078	$40,082	$22,807	$41,895	$26,764	$278,626
Reimbursements						4,251
Total revenue						282,877

Operating Expenses
Salaries and benefits (1)	86,833	29,029	16,762	11,375	20,276	164,275
General and administrative (2)	12,133	8,213	4,305	4,724	5,612	34,987
Cost of services	—	—	—	27,425	2,271	29,696
Total segment operating expenses	98,966	37,242	21,067	43,524	28,159	228,958

Segment Adjusted EBITDA	48,112	2,840	1,740	(1,629)	(1,395)	49,668

Less: Reconciling Items
Research and development expenses (3)						4,781
Global Operations Support expenses (3)						16,076
Total reconciling expenses	—	—	—	—	—	20,857

Adjusted EBITDA	$48,112	$2,840	$1,740	$(1,629)	$(1,395)	$28,811

	Six Months Ended June 30, 2025
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$304,574	$97,842	$49,148	$90,430	$58,832	$600,826
Reimbursements						8,524
Total revenue						609,350

Operating Expenses
Salaries and benefits (1)	190,487	71,077	36,125	22,844	44,345	364,878
General and administrative (2)	23,210	16,335	7,481	8,384	9,149	64,559
Cost of services	—	—	—	57,774	6,879	64,653
Total segment operating expenses	213,697	87,412	43,606	89,002	60,373	494,090

Segment Adjusted EBITDA	90,877	10,430	5,542	1,428	(1,541)	106,736

Less: Reconciling Items
Research and development expenses (3)	—	—	—	—	—	9,262
Global Operations Support expenses (3)	—	—	—	—	—	34,500
Total reconciling expenses	—	—	—	—	—	43,762

Adjusted EBITDA	$90,877	$10,430	$5,542	$1,428	$(1,541)	$62,974

	Six Months Ended June 30, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$283,757	$81,563	$46,128	$79,752	$52,623	$543,823
Reimbursements						8,152
Total revenue						551,975

Operating Expenses
Salaries and benefits (1)	170,859	59,283	32,954	22,968	39,160	325,224
General and administrative (2)	22,915	16,087	8,239	7,819	11,272	66,332
Cost of services	—	—	—	51,515	5,613	57,128
Total segment operating expenses	193,774	75,370	41,193	82,302	56,045	448,684

Segment Adjusted EBITDA	89,983	6,193	4,935	(2,550)	(3,422)	95,139

Less: Reconciling Items
Research and development expenses (3)	—	—	—	—	—	9,706
Global Operations Support expenses (3)	—	—	—	—	—	30,754
Total reconciling expenses	—	—	—	—	—	40,460

Adjusted EBITDA	$89,983	$6,193	$4,935	$(2,550)	$(3,422)	$54,679

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

Depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Depreciation and amortization
Executive Search
Americas	$647	$723	$1,170	$1,486
Europe	442	42	863	337
Asia Pacific	252	115	494	317
Total Executive Search	1,341	880	2,527	2,140
On-Demand Talent	1,474	1,651	2,974	3,616
Heidrick Consulting	530	449	1,105	1,091
Total segments	3,345	2,980	6,606	6,847
Research and development	1,501	809	2,938	1,563
Global Operations Support	169	121	318	290
Total depreciation and amortization	$5,015	$3,910	$9,862	$8,700

Capital expenditures
Executive Search
Americas	$1,214	$519	$1,600	$1,032
Europe	639	4,418	1,034	6,387
Asia Pacific	25	581	97	1,006
Total Executive Search	1,878	5,518	2,731	8,425
On-Demand Talent	109	442	180	659
Heidrick Consulting	19	2,053	128	2,881
Total segments	2,006	8,013	3,039	11,965
Research and development	1,827	1,255	3,452	3,094
Global Operations Support	73	1,097	149	1,479
Total capital expenditures	$3,906	$10,365	$6,640	$16,538

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2034. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.7 million as of June 30, 2025. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Our service offerings include the following:

Executive Search. We partner with our clients, respected organizations across the globe, to help them build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. Through our unique relationship-based, data-driven approach, we help our clients find the right leaders, set them up for success, and accelerate their performance and that of their teams.

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

Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have integrated new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually.

We also remain focused on expanding our revenue streams beyond our executive search business through the investment in the diversification of our product offerings, namely through aligning our financial and talent resources to our strategic priorities.

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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.5	1.5	1.4	1.5
Total revenue	101.5	101.5	101.4	101.5

Operating expenses
Salaries and benefits	65.9	63.8	66.4	64.8
General and administrative expenses	13.3	16.7	13.9	16.1
Cost of services	10.9	10.7	10.8	10.5
Research and development	1.9	2.0	2.1	2.1
Impairment charges	—	5.8	—	3.0
Restructuring charges	—	2.5	—	1.3
Reimbursed expenses	1.5	1.5	1.4	1.5
Total operating expenses	93.5	103.0	94.5	99.3

Operating income (loss)	8.0	(1.5)	6.9	2.2

Non-operating income
Interest, net	0.8	0.9	1.1	1.2
Other, net	1.0	0.4	0.1	0.7
Net non-operating income	1.9	1.3	1.2	1.9

Income (loss) before income taxes	9.8	(0.2)	8.1	4.1

Provision for income taxes	3.2	1.6	2.4	2.5

Net income (loss)	6.6%	(1.9)%	5.7%	1.6%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue before reimbursements (net revenue)	$317,248	$278,626	$600,826	$543,823

Net income (loss)	21,073	(5,157)	34,379	8,875
Interest, net	(2,639)	(2,612)	(6,594)	(6,698)
Other, net	(3,276)	(997)	(710)	(3,568)
Provision for income taxes	10,072	4,583	14,383	13,482
Operating income (loss)	25,230	(4,183)	41,458	12,091

Adjustments
Depreciation	3,428	1,990	6,607	4,483
Intangible amortization	1,587	1,920	3,255	4,217
Earnout accretion	536	469	1,017	935
Earnout fair value adjustments	(3,257)	1,211	(2,315)	1,211
Acquisition contingent consideration	1,566	3,285	4,387	5,273
Deferred compensation plan	5,198	956	4,840	3,306
Reorganization costs	(436)	—	3,725	—
Impairment charges	—	16,224	—	16,224
Restructuring charges	—	6,939	—	6,939
Total adjustments	8,622	32,994	21,516	42,588

Adjusted EBITDA	$33,852	$28,811	$62,974	$54,679
Adjusted EBITDA margin	10.7%	10.3%	10.5%	10.1%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Executive Search
Americas	$160,170	$147,078	$304,574	$283,757
Europe	52,451	40,082	97,842	81,563
Asia Pacific	25,553	22,807	49,148	46,128
Total Executive Search	238,174	209,967	451,564	411,448
On-Demand Talent	47,866	41,895	90,430	79,752
Heidrick Consulting	31,208	26,764	58,832	52,623
Revenue before reimbursements (net revenue)	317,248	278,626	600,826	543,823
Reimbursements	4,660	4,251	8,524	8,152
Total revenue	$321,908	$282,877	$609,350	$551,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA
Executive Search
Americas	$46,655	$48,112	$90,877	$89,983
Europe	5,388	2,840	10,430	6,193
Asia Pacific	2,507	1,740	5,542	4,935
Total Executive Search	54,550	52,692	106,849	101,111
On-Demand Talent	1,028	(1,629)	1,428	(2,550)
Heidrick Consulting	555	(1,395)	(1,541)	(3,422)
Total segment Adjusted EBITDA	56,133	49,668	106,736	95,139
Research and Development	(4,638)	(4,781)	(9,262)	(9,706)
Global Operations Support	(17,643)	(16,076)	(34,500)	(30,754)
Total Adjusted EBITDA	$33,852	$28,811	$62,974	$54,679

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Total revenue. Consolidated total revenue increased $39.0 million, or 13.8%, to $321.9 million for the three months ended June 30, 2025, from $282.9 million for the three months ended June 30, 2024. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $38.6 million, or 13.9%, to $317.2 million for the three months ended June 30, 2025, compared to $278.6 million for the three months ended June 30, 2024. Foreign exchange rate fluctuations positively impacted results by $4.1 million, or 1.5%. Executive Search net revenue was $238.2 million for the three months ended June 30, 2025, an increase of $28.2 million, or 13.4%, compared to the three months ended June 30, 2024. The increase in Executive Search net revenue was primarily due to a 5.2% increase in the number of executive search confirmations compared to the prior year period. On-Demand Talent net revenue was $47.9 million for the three months ended June 30, 2025, an increase of $6.0 million, or 14.3%, compared to the three months ended June 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $31.2 million for the three months ended June 30, 2025, an increase of $4.4 million, or 16.6%, compared to the three months ended June 30, 2024. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 420 and 90, respectively, as of June 30, 2025, compared to 415 and 85, respectively, as of June 30, 2024. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.3 million and $2.0 million for the three months ended June 30, 2025, and 2024, respectively. The average revenue per executive search was $162,000 and $151,000 for the three months ended June 30, 2025, and 2024, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $31.3 million, or 17.6%, to $209.2 million for the three months ended June 30, 2025, compared to $177.9 million for the three months ended June 30, 2024. Fixed compensation increased $14.1 million due to increases in base salaries and payroll taxes, expenses related to our deferred compensation plan, talent acquisition and retention costs, retirement and benefit costs, and stock compensation. Variable compensation increased $17.2 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $2.5 million, or 1.4%.

For the three months ended June 30, 2025, we had an average of 2,221 employees compared to an average of 2,196 employees for the three months ended June 30, 2024.

As a percentage of net revenue, salaries and benefits expense was 65.9% for the three months ended June 30, 2025, compared to 63.8% for the three months ended June 30, 2024.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.3 million, or 9.2%, to $42.2 million for the three months ended June 30, 2025, compared to $46.5 million for the three months ended June 30, 2024. The decrease in general and administrative expenses was due to an adjustment to decrease the earnout accrual related to our acquisition of Atreus Group GmbH ("Atreus"), decreased costs associated with the 2024 Global Partner Conference, professional fees, partially offset by increases in expenses related to information technology, bad debt, and business development travel. Fair value adjustments were made to decrease the Atreus earnout by $3.4 million and increase the businessfourzero earnout by $0.2 million during the three months ended June 30, 2025. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 1.0%.

As a percentage of net revenue, general and administrative expenses were 13.3% for the three months ended June 30, 2025, compared to 16.7% for the three months ended June 30, 2024.

Cost of services. Consolidated cost of services increased $4.9 million, or 16.5%, to $34.6 million for the three months ended June 30, 2025, compared to $29.7 million for the three months ended June 30, 2024. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations negatively impacted results by less than $0.9 million, or 3.0%.

As a percentage of net revenue, cost of services was 10.9% for the three months ended June 30, 2025, compared to 10.7% for the three months ended June 30, 2024.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent. Consolidated R&D expense increased $0.4 million, or 7.7%, to $6.0 million for the three months ended June 30, 2025, compared to $5.6 million for the three months ended June 30, 2024. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

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

Adjusted EBITDA. Consolidated Adjusted EBITDA was $33.9 million for the three months ended June 30, 2025, an increase of $5.0 million, or 17.5%, compared to $28.8 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 10.7% for the three months ended June 30, 2025, compared to 10.3% for the three months ended June 30, 2024.

Net non-operating income. Net non-operating income was $5.9 million for the three months ended June 30, 2025, compared to $3.6 million for the three months ended June 30, 2024.

Interest, net, was $2.6 million of income for the three months ended June 30, 2025 and 2024, primarily due to lower interest rates on a higher volume of marketable securities.

Other, net, was $3.3 million of income for the three months ended June 30, 2025, compared to $1.0 million of income for the three months ended June 30, 2024. The income for the three months ended June 30, 2025, is primarily due to unrealized gains on our deferred compensation plan, partially offset by foreign exchange losses. The income for the three months ended June 30, 2024, is primarily due to unrealized gains on the deferred compensation plan and foreign exchange gains. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes, to the Company's Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Executive Search

Americas

The Americas segment reported net revenue of $160.2 million for the three months ended June 30, 2025, an increase of 8.9% compared to $147.1 million for the three months ended June 30, 2024. The increase in net revenue was primarily due to a 3.7% increase in the number of executive search confirmations. All practice groups, with the exception of Consumer and Industrial, exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 0.4%. There were 216 Executive Search consultants in the Americas segment at both June 30, 2025 and 2024.

Salaries and benefits expense increased $17.4 million, or 19.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fixed compensation increased $7.6 million due to increases in expenses related to our deferred compensation plan, and talent acquisition and retention costs. Variable compensation increased $9.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.9 million, or 7.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to increases in expenses related to information technology and bad debt, partially offset by a decrease related to costs associated with the 2024 Global Partner Conference.

Restructuring charges for the three months ended June 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Americas segment reported Adjusted EBITDA of $46.7 million for the three months ended June 30, 2025, a decrease of $1.5 million, or 3.0%, compared to $48.1 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 29.1% for the three months ended June 30, 2025, compared to 32.7% for the three months ended June 30, 2024.

Europe

The Europe segment reported net revenue of $52.5 million for the three months ended June 30, 2025, an increase of 30.9% compared to $40.1 million for the three months ended June 30, 2024. The increase in net revenue was primarily due to a 20.8% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $2.7 million, or 6.8%. There were 126 Executive Search consultants in the Europe segment at June 30, 2025, compared to 121 at June 30, 2024.

Salaries and benefits expense increased $9.6 million, or 32.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fixed compensation increased $3.4 million due to increases in base salaries and payroll taxes. Variable compensation increased $6.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.7 million, or 8.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to increases in office occupancy costs, bad debt, and business development travel.

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

The Europe segment reported Adjusted EBITDA of $5.4 million for the three months ended June 30, 2025, an increase of $2.5 million, or 89.7%, compared to $2.8 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 10.3% for the three months ended June 30, 2025, compared to 7.1% for the three months ended June 30, 2024.

Asia Pacific

The Asia Pacific segment reported net revenue of $25.6 million for the three months ended June 30, 2025, an increase of 12.0% compared to $22.8 million for the three months ended June 30, 2024. The increase in net revenue was primarily due to a 10.6% increase in the number of executive search confirmations. All practice groups, with the exception of Industrial, exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.2%. There were 78 Executive Search consultants in the Asia Pacific segment at June 30, 2025 and 2024.

Salaries and benefits expense increased $2.5 million, or 15.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fixed compensation increased $1.2 million due to increases in base salaries and payroll taxes. Variable compensation increased $1.3 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.4 million, or 9.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to decreases in bad debt, partially offset by increases in other operating expense and business development travel.

Restructuring charges for the three months ended June 30, 2024, were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $2.5 million for the three months ended June 30, 2025, an increase of $0.8 million, or 44.1%, compared to $1.7 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 9.8% for the three months ended June 30, 2025, compared to 7.6% for the three months ended June 30, 2024.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $47.9 million for the three months ended June 30, 2025, an increase of 14.3% compared to $41.9 million for the three months ended June 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Foreign exchange rate fluctuations positively impacted results by $1.2 million, or 2.9%.

Salaries and benefits expense decreased $2.7 million, or 20.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fixed compensation decreased $0.6 million due to decreases in separation costs, and base salaries and payroll taxes, partially offset by an increase in retirement and benefit costs. Variable compensation decreased $2.1 million due to a fair value adjustment to reduce the Atreus contingent compensation accrual.

General and administrative expense decreased $4.7 million, or 59.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to a $3.4 million fair value adjustment to decrease the earnout accrual for Atreus and hiring fees, partially offset by an increase in bad debt.

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

Cost of services increased $3.5 million, or 12.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in the volume of On-Demand Talent projects.

The On-Demand Talent segment reported Adjusted EBITDA of $1.0 million for the three months ended June 30, 2025, an increase of $2.7 million compared to an Adjusted EBITDA loss of $1.6 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 2.1% for the three months ended June 30, 2025, compared to (3.9)% for the three months ended June 30, 2024.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $31.2 million for the three months ended June 30, 2025, an increase of 16.6% compared to $26.8 million for the three months ended June 30, 2024. The increase in net revenue was primarily due to increases in leadership assessment consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 2.8%. There were 90 Heidrick Consulting consultants at June 30, 2025 compared to 85 at June 30, 2024.

Salaries and benefits expense increased $2.6 million, or 12.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fixed compensation increased $1.4 million due to increases in talent acquisition and retention costs, base salaries and payroll taxes, and stock compensation. Variable compensation increased $1.2 million due to higher bonus accruals related to increased productivity.

General and administrative expenses decreased $1.2 million, or 18.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to decreases in business development travel and professional fees, partially offset by a $0.2 million fair value adjustment to increase the earnout accrual for businessfourzero, and bad debt.

Restructuring charges for the three months ended June 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

Cost of services increased $1.4 million, or 60.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to an increase in the volume of consulting projects.

The Heidrick Consulting segment reported Adjusted EBITDA of $0.6 million for the three months ended June 30, 2025, an improvement of $2.0 million, or 139.8%, compared to an Adjusted EBITDA loss of $1.4 million for the three months ended June 30, 2024. Adjusted EBITDA margin was 1.8% for the three months ended June 30, 2025, compared to (5.2)% for the three months ended June 30, 2024.

Global Operations Support

Salaries and benefits expense increased $1.9 million, or 20.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to increases in variable compensation, separation costs, and retirement and benefit costs.

General and administrative expenses increased $0.5 million, or 7.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to increases in expenses related to information technology, hiring fees, and marketing costs, partially offset by a decrease in professional fees.

Restructuring charges for the three months ended June 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $17.6 million for the three months ended June 30, 2025, a decrease of $1.6 million, or 9.7%, compared to an Adjusted EBITDA loss of $16.1 million for the three months ended June 30, 2024. Adjusted EBITDA margin was (5.6)% for the three months ended June 30, 2025, compared to (5.8)% for the three months ended June 30, 2024.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Total revenue. Consolidated total revenue increased $57.4 million, or 10.4%, to $609.4 million for the six months ended June 30, 2025, compared to $552.0 million for the six months ended June 30, 2024. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $57.0 million, or 10.5%, to $600.8 million for the six months ended June 30, 2025, compared to $543.8 million for the six months ended June 30, 2024. Foreign exchange rate fluctuations positively impacted results by $0.9 million, or 0.2%. Executive Search net revenue was $451.6 million for the six months ended June 30, 2025, an increase of $40.1 million, or 9.7%, compared to the six months ended June 30, 2024. The increase in Executive Search net revenue was primarily due to a 5.2% increase in the number of executive search confirmations. On-Demand Talent net revenue was $90.4 million for the six months ended June 30, 2025, an increase of $10.7 million, or 13.4%, compared to the six months ended June 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $58.8 million for the six months ended June 30, 2025, an increase of $6.2 million, or 11.8%, compared to the six months ended June 30, 2024. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 420 and 90, respectively, as of June 30, 2025, compared to 415 and 85, respectively, as of June 30, 2024. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.1 million and $2.0 million for the six months ended June 30, 2025, and 2024, respectively. The average revenue per executive search was $149,000 and $143,000 for the six months ended June 30, 2025, and 2024, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $46.4 million, or 13.2%, to $398.7 million for the six months ended June 30, 2025, compared to $352.3 million for the six months ended June 30, 2024. Fixed compensation increased $18.3 million due to increases in base salaries and payroll taxes, retirement and benefit costs, separation costs, and talent acquisition and retention costs. Variable compensation increased $28.1 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 0.1%.

For the six months ended June 30, 2025, we had an average of 2,217 employees compared to an average of 2,207 employees for the six months ended June 30, 2024.

As a percentage of net revenue, salaries and benefits expense was 66.4% for the six months ended June 30, 2025, compared to 64.8% for the six months ended June 30, 2024.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.2 million, or 4.8%, to $83.6 million for the six months ended June 30, 2025, compared to $87.8 million for the six months ended June 30, 2024. The decrease in general and administrative expenses was due to a fair value adjustment to decrease the earnout accrual related to our acquisition of Atreus, decreased costs associated with the 2024 Global Partner Conference, and business development travel, partially offset by increased expenses related to information technology and bad debt. Fair value adjustments were made to decrease the Atreus earnout by $2.5 million and increase the businessfourzero earnout by $0.2 million during the six months ended June 30, 2025. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.1%.

As a percentage of net revenue, general and administrative expenses were 13.9% for the six months ended June 30, 2025, compared to 16.1% for the six months ended June 30, 2024.

Cost of services. Consolidated cost of services increased $7.5 million, or 13.2%, to $64.7 million for the six months ended June 30, 2025, compared to $57.1 million for the six months ended June 30, 2024. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations negatively impacted results by $0.4 million, or 0.8%.

As a percentage of net revenue, cost of services was 10.8% for the six months ended June 30, 2025, compared to 10.5% for the six months ended June 30, 2024.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent. Consolidated R&D expense increased $1.1 million, or 9.8%, to $12.4 million for the six months ended June 30, 2025, compared to $11.3 million for the six months ended June 30, 2024. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit, as well as an impairment charge of $1.5 million in the Europe reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2025 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $6.9 million in restructuring charges during the six months ended June 30, 2024, related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $63.0 million for the six months ended June 30, 2025, an increase of $8.3 million, or 15.2%, compared to $54.7 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 10.5% for the six months ended June 30, 2025, compared to 10.1% for the six months ended June 30, 2024.

Net non-operating income. Net non-operating income was $7.3 million for the six months ended June 30, 2025, compared to $10.3 million for the six months ended June 30, 2024.

Interest, net, was $6.6 million of income for the six months ended June 30, 2025, compared to $6.7 million of income for the six months ended June 30, 2024, primarily due to lower interest rates on a higher volume of short-term investments.

Other, net, was $0.7 million of income for the six months ended June 30, 2025, compared to $3.6 million of income for the six months ended June 30, 2024. The income for the six months ended June 30, 2025, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The income for the six months ended June 30, 2024, was primarily due to unrealized gains on the deferred compensation plan and foreign exchange gains. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $304.6 million for the six months ended June 30, 2025, an increase of 7.3% compared to $283.8 million for the six months ended June 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement and a 3.6% increase in the number of executive search confirmations. All practice groups, with the exception of Consumer, exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $1.5 million, or less than 0.5%. There were 216 Executive Search consultants in the Americas segment at both June 30, 2025 and 2024.

Salaries and benefits expense increased $21.4 million, or 12.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Fixed compensation increased $6.6 million due to increases base salaries and payroll taxes, expenses related to our deferred compensation plan, and retirement and benefits costs. Variable compensation increased $14.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.5 million, or 2.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to increased expenses related to information technology, partially offset by a decrease from costs associated with the 2024 Global Partner Conference.

Restructuring charges for the six months ended June 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Americas segment reported Adjusted EBITDA of $90.9 million for the six months ended June 30, 2025, an increase of $0.9 million, or 1.0%, compared to $90.0 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 29.8% for the six months ended June 30, 2025, compared to 31.7% for the six months ended June 30, 2024.

Europe

The Europe segment reported net revenue of $97.8 million for the six months ended June 30, 2025, an increase of 20.0% compared to $81.6 million for the six months ended June 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement and a 13.5% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $1.9 million, or 2.3%. There were 126 Executive Search consultants in the Europe segment at June 30, 2025, compared to 121 at June 30, 2024.

Salaries and benefits expense increased $11.8 million, or 19.9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Fixed compensation increased $3.9 million due to increases in base salaries and payroll taxes. Variable compensation increased $7.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.8 million, or 4.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to increases in professional fees, partially offset by a decrease in business development travel.

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

The Europe segment reported Adjusted EBITDA of $10.4 million for the six months ended June 30, 2025, an increase of $4.2 million, or 68.4%, compared to $6.2 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 10.7% for the six months ended June 30, 2025, compared to 7.6% for the six months ended June 30, 2024.

Asia Pacific

The Asia Pacific segment reported net revenue of $49.1 million for the six months ended June 30, 2025, an increase of 6.5% compared to $46.1 million for the six months ended June 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement. The Life Sciences, Financial Services, and Global Technology Services practice groups within the segment exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 1.1%. There were 78 Executive Search consultants in the Asia Pacific segment at both June 30, 2025 and 2024.

Salaries and benefits expense increased $3.6 million, or 11.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Fixed compensation increased $2.5 million due to increases in retirement and benefits costs, and base salaries and payroll taxes. Variable compensation increased $1.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.6 million, or 6.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to decreases in taxes and licenses, bad debt, and business development travel.

Restructuring charges for the three months ended June 30, 2024, were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $5.5 million for the six months ended June 30, 2025, an increase of $0.6 million, or 12.3%, compared to $4.9 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 11.3% for the six months ended June 30, 2025, compared to 10.7% for the six months ended June 30, 2024.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $90.4 million for the six months ended June 30, 2025, an increase of 13.4% compared to $79.8 million for the six months ended June 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume and size of On-Demand projects. Foreign exchange rate fluctuations positively impacted results by $0.5 million, or 0.7%.

Salaries and benefits expense decreased $1.1 million, or 4.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Fixed compensation increased $0.4 million due to increases in separation costs, and retirement and benefit costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased $1.4 million primarily due to a reduction in the Atreus contingent compensation accrual.

General and administrative expense decreased $3.6 million, or 26.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a $2.5 million fair value adjustment to decrease the earnout accrual for Atreus, hiring fees, and intangible amortization, partially offset by increases in bad debt and professional fees.

Cost of services increased $6.3 million, or 12.1%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in the volume of On-Demand Talent projects.

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

The On-Demand Talent segment reported Adjusted EBITDA of $1.4 million for the six months ended June 30, 2025, an increase of $4.0 million compared to an Adjusted EBITDA loss of $2.6 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 1.6% for the six months ended June 30, 2025, compared to (3.2)% for the six months ended June 30, 2024.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $58.8 million for the six months ended June 30, 2025, an increase of 11.8% compared to $52.6 million for the six months ended June 30, 2024. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.5 million, or 0.9%. There were 90 Heidrick Consulting consultants at June 30, 2025, compared to 85 at June 30, 2024.

Salaries and benefits expense increased $5.4 million, or 12.9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Fixed compensation increased $1.5 million due to increases in talent acquisition and retention costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $3.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.0 million, or 16.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a decrease in business development travel, partially offset by a $0.2 million fair value adjustment to increase the earnout accrual for businessfourzero.

Cost of services increased $1.3 million, or 22.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to an increase in the volume of consulting projects.

Restructuring charges for the six months ended June 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $1.5 million for the six months ended June 30, 2025, an improvement of $1.9 million, or 55.0%, compared to an Adjusted EBITDA loss of $3.4 million for the six months ended June 30, 2024. Adjusted EBITDA margin was (2.6)% for the six months ended June 30, 2025, compared to (6.5)% for the six months ended June 30, 2024.

Global Operations Support

Salaries and benefits expense increased $5.2 million, or 28.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to separation costs, variable compensation, base salaries and payroll taxes, and retirement and benefit costs.

General and administrative expenses increased $0.8 million, or 6.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to increases in expenses related to information technology, marketing costs, and hiring fees, partially offset by a decrease in professional fees.

Restructuring charges for the six months ended June 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $34.5 million for the six months ended June 30, 2025, a decrease of $3.7 million, or 12.2%, compared to an Adjusted EBITDA loss of $30.8 million for the six months ended June 30, 2024. Adjusted EBITDA margin was (5.7)% for the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2025, December 31, 2024, and June 30, 2024, were $399.5 million, $563.5 million and $296.9 million, respectively. The $399.5 million of cash, cash equivalents and marketable securities at June 30, 2025, includes $176.0 million held by our foreign subsidiaries. A portion of the $176.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $163.6 million for the six months ended June 30, 2025, primarily reflecting a decrease in accrued expenses of $127.1 million and an increase accounts receivable of $68.8 million, partially offset by net income net of non-cash charges of $47.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2024 of $317.8 million, partially offset by 2025 bonus accruals.

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

Cash flows used in investing activities. Cash used in investing activities was $150.4 million for the six months ended June 30, 2025, primarily due to purchases of marketable securities and investments of $296.2 million and capital expenditures of $6.6 million, partially offset by proceeds from the sale of marketable securities of $152.4 million.

Cash used in investing activities was $65.2 million for the six months ended June 30, 2024, primarily due to purchases of marketable securities and investments of $115.3 million, and capital expenditures of $16.5 million, partially offset by proceeds from the sale of marketable securities and investments of $66.6 million.

Cash flows used in financing activities. Cash used in financing activities was $10.6 million for the six months ended June 30, 2025, consisting of dividend payments of $6.4 million, employee tax withholding payments on equity transactions of $3.8 million, and debt issuance costs of $0.4 million.

Cash used in financing activities was $10.1 million for the six months ended June 30, 2024, consisting of dividend payments of $6.4 million and employee tax withholding payments on equity transactions of $3.7 million.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of June 30, 2025, we had aggregate future lease payment obligations of $130.7 million, with $18.2 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of June 30, 2025, we had asset retirement obligations of $3.7 million, with less than $0.1 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at June 30, 2025. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. As of June 30, 2025, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.7 million for the six months ended June 30, 2025. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 4, 2025

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Nirupam Sinha
Nirupam Sinha
Chief Financial Officer (Duly authorized on behalf of the registrant and in his capacity as Principal Financial and Accounting Officer)