Form 10-Q
period 2025-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2025-11-03
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 31, 2025, there were 20,790,543 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Current assets
Cash and cash equivalents	$454,640	$515,627
Marketable securities	73,442	47,896
Accounts receivable, net of allowances of $8,155 and $7,296, respectively	204,085	134,331
Prepaid expenses	31,553	28,718
Other current assets	49,716	39,935
Income taxes recoverable	10,200	6,470
Total current assets	823,636	772,977

Non-current assets
Property and equipment, net	55,513	51,685
Operating lease right-of-use assets	79,189	83,518
Assets designated for retirement and pension plans	11,310	9,976
Investments	72,537	58,290
Other non-current assets	26,262	25,500
Goodwill	142,464	137,861
Other intangible assets, net	8,949	12,483
Deferred income taxes	44,402	41,898
Total non-current assets	440,626	421,211

Total assets	$1,264,262	$1,194,188

Current liabilities
Accounts payable	$20,281	$25,088
Accrued salaries and benefits	366,127	353,531
Deferred revenue	56,110	51,085
Operating lease liabilities	18,182	17,653
Other current liabilities	67,450	21,369
Income taxes payable	10,825	14,287
Total current liabilities	538,975	483,013

Non-current liabilities
Accrued salaries and benefits	38,945	58,547
Retirement and pension plans	88,193	72,138
Operating lease liabilities	83,100	83,152
Other non-current liabilities	4,380	42,905
Deferred income taxes	1,449	1,616
Total non-current liabilities	216,067	258,358

Total liabilities	755,042	741,371

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,795,623 and 20,414,915 shares issued, 20,790,543 and 20,409,835 shares outstanding at September 30, 2025 and December 31, 2024, respectively	208	204
Treasury stock at cost, 5,080 shares at September 30, 2025 and December 31, 2024	(110)	(110)
Additional paid in capital	266,212	260,893
Retained earnings	248,195	205,875
Accumulated other comprehensive loss	(5,285)	(14,045)
Total stockholders’ equity	509,220	452,817

Total liabilities and stockholders’ equity	$1,264,262	$1,194,188
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue before reimbursements (net revenue)	$322,837	$278,559	$923,663	$822,382
Reimbursements	5,059	4,256	13,583	12,408
Total revenue	327,896	282,815	937,246	834,790

Operating expenses
Salaries and benefits	217,836	183,025	616,514	535,330
General and administrative expenses	41,778	39,740	125,386	127,556
Cost of services	37,644	31,030	102,297	88,158
Research and development	6,418	5,682	18,847	17,002
Impairment charges	—	—	—	16,224
Restructuring charges	—	—	—	6,939
Reimbursed expenses	5,059	4,256	13,583	12,408
Total operating expenses	308,735	263,733	876,627	803,617

Operating income	19,161	19,082	60,619	31,173

Non-operating income (loss)
Interest, net	3,436	2,570	10,030	9,268
Other, net	3,884	(555)	4,594	3,013
Net non-operating income	7,320	2,015	14,624	12,281

Income before income taxes	26,481	21,097	75,243	43,454

Provision for income taxes	8,835	6,268	23,218	19,750

Net income	17,646	14,829	52,025	23,704

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(287)	6,977	8,780	816
Net unrealized gain (loss) on available-for-sale investments	26	19	(20)	(5)
Other comprehensive income (loss), net of tax	(261)	6,996	8,760	811

Comprehensive income	$17,385	$21,825	$60,785	$24,515

Weighted-average common shares outstanding
Basic	20,735	20,357	20,617	20,254
Diluted	21,316	21,024	21,377	21,144

Earnings per common share
Basic	$0.85	$0.73	$2.52	$1.17
Diluted	$0.83	$0.71	$2.43	$1.12

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,415	$204	5	$(110)	$260,893	$205,875	$(14,045)	$452,817
Net income	—	—	—	—	—	13,306	—	13,306
Other comprehensive income, net of tax	—	—	—	—	—	—	2,502	2,502
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Vesting of equity awards, net of tax withholding	211	2	—	—	(2,891)	—	—	(2,889)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,094)	—	(3,094)
Dividend equivalents on restricted stock units	—	—	—	—	—	(102)	—	(102)
Balance at March 31, 2025	20,626	$206	5	$(110)	$260,512	$215,985	$(11,543)	$465,050
Net income	—	—	—	—	—	21,073	—	21,073
Other comprehensive income, net of tax	—	—	—	—	—	—	6,519	6,519
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,987	—	—	3,987
Issuance of common stock	7	—	—	—	—	—	—	—
Vesting of equity awards, net of tax withholding	98	1	—	—	(888)	—	—	(887)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,094)	—	(3,094)
Dividend equivalents on restricted stock units	—	—	—	—	—	(157)	—	(157)
Balance at June 30, 2025	20,731	$207	5	$(110)	$263,611	$233,807	$(5,024)	$492,491
Net income	—	—	—	—	—	17,646	—	17,646
Other comprehensive income, net of tax	—	—	—	—	—	—	(261)	(261)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,919	—	—	2,919
Vesting of equity awards, net of tax withholding	65	1	—	—	(318)	—	—	(317)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,111)	—	(3,111)
Dividend equivalents on restricted stock units	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2025	20,796	$208	5	$(110)	$266,212	$248,195	$(5,285)	$509,220

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
Net income	—	—	—	—	—	14,032	—	14,032
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,091)	(4,091)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,644	—	—	2,644
Vesting of equity awards, net of tax withholding	127	1	—	—	(2,863)	—	—	(2,862)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,018)	—	(3,018)
Dividend equivalents on restricted stock units	—	—	—	—	—	(198)	—	(198)
Balance at March 31, 2024	20,254	$202	5	$(110)	$251,769	$220,886	$(3,962)	$468,785
Net loss	—	—	—	—	—	(5,157)	—	(5,157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,094)	(2,094)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,465	—	—	3,465
Issuance of common stock	13	—	—	—	—	—	—	—
Vesting of equity awards, net of tax withholding	55	1	—	—	(886)	—	—	(885)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,039)	—	(3,039)
Dividend equivalents on restricted stock units	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	20,322	$203	5	$(110)	$254,348	$212,547	$(6,056)	$460,932
Net income	—	—	—	—	—	14,829	—	14,829
Other comprehensive income, net of tax	—	—	—	—	—	—	6,996	6,996
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,792	—	—	3,792
Vesting of equity awards	92	1	—	—	(54)	—	—	(53)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,057)	—	(3,057)
Dividend equivalents on restricted stock units	—	—	—	—	—	(154)	—	(154)
Balance at September 30, 2024	20,414	$204	5	$(110)	$258,086	$224,165	$940	$483,285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows - operating activities
Net income	$52,025	$23,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,245	13,650
Deferred income taxes	(1,572)	(2,060)
Stock-based compensation expense	9,416	9,901
Accretion expense related to earnout payments	1,534	1,413
Gain on marketable securities	(4,460)	(2,323)
Loss on disposal of property and equipment	42	264
Impairment charges	—	16,224
Changes in assets and liabilities:
Accounts receivable	(63,561)	(51,707)
Accounts payable	(6,334)	103
Accrued expenses	(12,238)	(41,372)
Restructuring accrual	(1,881)	2,990
Deferred revenue	3,632	1,163
Income taxes recoverable and payable, net	(7,297)	347
Retirement and pension plan assets and liabilities	5,329	6,385
Prepaid expenses	(1,922)	(4,057)
Other assets and liabilities, net	(16,893)	(987)
Net cash used in operating activities	(28,935)	(26,362)

Cash flows - investing activities
Capital expenditures	(12,141)	(23,042)
Purchases of marketable securities and investments	(362,295)	(115,608)
Proceeds from sales of marketable securities and investments	335,839	129,070
Net cash used in investing activities	(38,597)	(9,580)

Cash flows - financing activities
Debt issuance costs	(360)	—
Cash dividends paid	(9,705)	(9,609)
Payment of employee tax withholdings on equity transactions	(4,093)	(3,800)
Net cash used in financing activities	(14,158)	(13,409)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	20,786	155

Net decrease in cash, cash equivalents and restricted cash	(60,904)	(49,196)
Cash, cash equivalents and restricted cash at beginning of period	515,813	412,618
Cash, cash equivalents and restricted cash at end of period	$454,909	$363,422

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, interim effective tax rates, contingent consideration liabilities, and the assessment of goodwill for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2025, and December 31, 2024, the results of operations for the three and nine months ended September 30, 2025, and 2024, and its cash flows for the nine months ended September 30, 2025, and 2024, have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of September 30, 2025 and 2024, and December 31, 2024 and 2023, respectively:

	September 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$454,640	$363,422	$515,627	$412,618
Restricted cash included within other non-current assets	269	—	186	—
Total cash, cash equivalents and restricted cash	$454,909	$363,422	$515,813	$412,618

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$17,646	$14,829	$52,025	$23,704
Weighted average shares outstanding:
Basic	20,735	20,357	20,617	20,254
Effect of dilutive securities:
Restricted stock units	377	458	519	619
Performance stock units	204	209	241	271
Diluted	21,316	21,024	21,377	21,144
Basic earnings per share	$0.85	$0.73	$2.52	$1.17
Diluted earnings per share	$0.83	$0.71	$2.43	$1.12

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

Immaterial Correction of Prior Period Error

A presentation error was identified within the Company's Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2024, related to the presentation of cash paid for capital expenditures. Certain capital expenditures were improperly classified as not paid as of September 30, 2024, rather than presented as a cash outflow from investing activities. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that the error correction in its Consolidated Statement of Cash Flows is not material to any previously presented condensed consolidated financial statements. The correction of the error had no impact on net income, total cash flows or stockholders' equity.

The following table outlines the effects of the correction of the presentation error on the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Corrected
Accounts payable	$(13,292)	$13,395	$103
Net cash used in operating activities	(39,757)	13,395	(26,362)

Capital expenditures	(9,647)	(13,395)	(23,042)
Net cash used in investing activities	$3,815	$(13,395)	$(9,580)

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2024, to September 30, 2025:

	September 30, 2025	December 31, 2024	Change
Contract assets
Unbilled receivables, net	$26,911	$17,610	$9,301
Contract assets	17,174	15,540	1,634
Total contract assets	44,085	33,150	10,935

Contract liabilities
Deferred revenue	$56,110	$51,085	$5,025

Contract assets were recorded within Current Assets - Other current assets in the Condensed Consolidated Balance Sheets at both September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, the Company recognized revenue of $45.5 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2025, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $29.5 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2024	$7,296
Provision for credit losses	7,849
Write-offs	(7,234)
Foreign currency translation	244
Balance at September 30, 2025	$8,155

There were no investments with unrealized losses at September 30, 2025, and December 31, 2024.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2025	December 31, 2024
Leasehold improvements	$55,276	$49,744
Office furniture, fixtures and equipment	15,738	14,384
Computer equipment and software	53,208	47,649
Property and equipment, gross	124,222	111,777
Accumulated depreciation	(68,709)	(60,092)
Property and equipment, net	$55,513	$51,685

Depreciation expense for the three months ended September 30, 2025, and 2024, was $3.8 million and $3.0 million, respectively. Depreciation expense for the nine months ending September 30, 2025, and 2024, was $10.4 million and $7.5 million, respectively.

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

As of September 30, 2025, office leases have remaining lease terms that range from less than one year to 12.1 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of September 30, 2025, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.8 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$5,209	$5,311	$15,593	$17,667
Variable lease cost	2,442	2,334	8,265	7,359
Total lease cost	$7,651	$7,645	$23,858	$25,026

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,254	$16,718
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,730	$16,080

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, are as follows:

	2025	2024
Weighted Average Remaining Lease Term
Operating leases	7.4 years	7.5 years
Weighted Average Discount Rate
Operating leases	5.30%	5.15%

The future maturities of the Company's operating lease liabilities as of September 30, 2025, for the years ended December 31, are as follows:

Operating Lease Maturity
2025	$4,160
2026	18,609
2027	18,390
2028	16,247
2029	14,418
Thereafter	53,502
Total lease payments	125,326
Less: Interest	24,044
Present value of lease liabilities	$101,282

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2025
Cash				$238,795	$—

Level 1(1):
Money market funds				28,149	—
U.S. Treasury securities	$261,103	$35	$261,138	187,696	73,442
Total Level 1	261,103	35	261,138	215,845	73,442

Total	$261,103	$35	$261,138	$454,640	$73,442

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2024
Cash				$256,638	$—

Level 1(1):
Money market funds				36,781	—
U.S. Treasury securities	$270,050	$54	$270,104	222,208	47,896
Total Level 1	270,050	54	270,104	258,989	47,896

Total	$270,050	$54	$270,104	$515,627	$47,896

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $51.5 million and $45.3 million as of September 30, 2025, and December 31, 2024, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2025

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$72,537	$—	$—	$72,537	$—	$—

Level 2(2):
Retirement and pension plan assets	12,597	1,287	11,310	—	—	—
Pension benefit obligation	(14,062)	—	—	—	(1,287)	(12,775)
Total Level 2	(1,465)	1,287	11,310	—	(1,287)	(12,775)

Total	$71,072	$1,287	$11,310	$72,537	$(1,287)	$(12,775)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2024

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$58,290	$—	$—	$58,290	$—	$—

Level 2(2):
Retirement and pension plan assets	11,112	1,136	9,976	—	—	—
Pension benefit obligation	(12,404)	—	—	—	(1,136)	(11,268)
Total Level 2	(1,292)	1,136	9,976	—	(1,136)	(11,268)

Total	$56,998	$1,136	$9,976	$58,290	$(1,136)	$(11,268)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2025:

	Earnout	Contingent Compensation
Balance at December 31, 2024	$(38,648)	$(22,901)
Earnout accretion	(1,534)	—
Compensation expense	—	(7,014)
Fair value adjustment	2,315	—
Payments	—	4,847
Foreign currency translation	(5,016)	(2,330)
Balance at September 30, 2025	$(42,883)	$(27,398)

Earnout accruals of $42.9 million were recorded within Current liabilities - Other current liabilities as of September 30, 2025, and earnout accruals of $38.6 million were recorded within Non-current liabilities - Other non-current liabilities as of December 31, 2024. Contingent compensation accruals of $27.4 million and $4.9 million are recorded within Current liabilities - Accrued salaries and benefits as of September 30, 2025, and December 31, 2024, respectively, and contingent compensation accruals of $18.0 million are recorded within Non-current liabilities - Accrued salaries and benefits as of December 31, 2024.

Other Investments

The Company holds an equity investment that does not have a readily determinable fair value for which the Company uses the measurement alternative prescribed in FASB Accounting Standards Codification Topic 321, Investments-Equity Securities. As of September 30, 2025 and December 31, 2024, the Company held the equity investment under the measurement alternative of $11.0 million which is presented in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no impairments or changes resulting from observable transactions for these investments in the nine months ended September 30, 2025 and no adjustments have been made to the carrying values as of September 30, 2025.

9.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	September 30, 2025	December 31, 2024
Contract assets	$44,085	$33,150
Other	5,631	6,785
Total other current assets	$49,716	$39,935

The components of other current liabilities are as follows:

	September 30, 2025	December 31, 2024
Earnout liability	$42,883	$—
Other	24,567	21,369
Total other current liabilities	$67,450	$21,369

The components of other non-current liabilities are as follows:

	September 30, 2025	December 31, 2024
Earnout liability	$—	$38,648
Other	4,380	4,257
Total other non-current liabilities	$4,380	$42,905

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

As of September 30, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

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

As of September 30, 2025, 5,169,027 awards have been issued under the Fifth A&R Program, including 955,707 forfeited awards, and 643,896 shares remain available for future awards assuming performance stock units vest at maximum levels. The Fifth A&R Program provides that no awards can be granted after the first annual meeting of the Company's stockholders to occur on or after May 23, 2034.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries and benefits (1)	$3,753	$5,262	$9,988	$11,132
General and administrative expenses	—	202	1,050	1,252
Income tax benefit related to stock-based compensation included in net income	1,021	1,506	3,003	3,413

(1) Includes $0.9 million and $1.7 million of expense related to cash-settled restricted stock units for the three months ended September 30, 2025, and 2024, respectively, and $1.6 million and $2.5 million of expense related to cash-settled restricted stock units for the nine months ended September 30, 2025, and 2024, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 17,325 and 22,126 restricted stock units for services provided by the non-employee directors during the nine months ending September 30, 2025, and 2024, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the nine months ended September 30, 2025, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	675,411	$31.85
Granted	219,302	46.22
Vested and converted to common stock	(305,192)	32.56
Forfeited	(26,007)	31.18
Outstanding on September 30, 2025	563,514	$37.09

As of September 30, 2025, there was $11.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

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

Performance stock unit activity for the nine months ended September 30, 2025, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2024	353,076	$34.17
Granted	138,331	52.43
Vested and converted to common stock	(160,636)	43.57
Forfeited	(13,199)	38.55
Outstanding on September 30, 2025	317,572	$37.19

As of September 30, 2025, there was $6.7 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

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

The Company recorded phantom stock-based compensation expense of $0.9 million and $1.7 million related to cash-settled restricted stock units for the three months ended September 30, 2025, and 2024, respectively, and $1.6 million and $2.5 million of expense related to cash-settled restricted stock units for the nine months ended September 30, 2025, and 2024, respectively.

Phantom stock unit activity for the nine months ended September 30, 2025, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2024	131,177
Granted	22,049
Vested	(64,514)
Forfeited	(2,390)
Outstanding on September 30, 2025	86,322

As of September 30, 2025, there was $1.1 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.0 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fifth A&R Program as part of their annual compensation, which is typically issued in the second quarter each year. The Company issued 6,930 and 12,564 shares of common stock for services provided by the non-employee directors during the nine months ended September 30, 2025, and 2024, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50.0 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. There were no repurchases of common stock in 2025 and 2024. Prior to 2024, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2023 when the Company purchased 36,000 shares of common stock for $0.9 million. As of September 30, 2025, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	September 30, 2025	December 31, 2024
Executive Search
Americas	$91,329	$90,740
Europe	1,463	1,463
Total Executive Search	92,792	92,203
On-Demand Talent	109,150	105,136
Heidrick Consulting	7,246	7,246
Goodwill, gross	209,188	204,585
Accumulated impairment	(66,724)	(66,724)
Total goodwill	$142,464	$137,861

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the nine months ended September 30, 2025, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$90,740	$1,463	$105,136	$7,246	$204,585
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at December 31, 2024	90,740	—	47,121	—	137,861

Foreign currency translation	589	—	4,014	—	4,603

Goodwill	91,329	1,463	109,150	7,246	209,188
Accumulated impairment losses	—	(1,463)	(58,015)	(7,246)	(66,724)
Balance at September 30, 2025	$91,329	$—	$51,135	$—	$142,464

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

Based on the results of the 2024 annual impairment evaluation, the Company determined that goodwill within the On-Demand Talent reporting unit was impaired, which resulted in an impairment charge of $43.3 million to write-off the goodwill related to the excess book value compared to fair value.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2025	December 31, 2024
Executive Search
Americas	$—	$5
Europe	11	37
Total Executive Search	11	42
On-Demand Talent	7,633	10,592
Heidrick Consulting	1,305	1,849
Total other intangible assets, net	$8,949	$12,483

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	11.0	$27,370	$(19,347)	$8,023	$25,188	$(15,371)	$9,817
Trade name	3.0	5,229	(4,955)	274	4,836	(4,039)	797
Software	3.0	8,977	(8,325)	652	8,285	(6,416)	1,869
Total intangible assets	10.1	$41,576	$(32,627)	$8,949	$38,309	$(25,826)	$12,483

Intangible asset amortization expense for the three months ended September 30, 2025, and 2024, was $1.6 million and $2.0 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2025, and 2024, was $4.9 million and $6.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2025, for the following years ended December 31, is as follows:

2025	$1,525
2026	2,647
2027	1,605
2028	934
2029	674
Thereafter	1,564
Total	$8,949

12. Restructuring

During the year ended December 31, 2024, the Company implemented a restructuring plan (the "2024 Plan") to optimize future growth and profitability through a workforce reduction. The Company did not incur any such charges related to the implementation of the 2024 Plan during the nine months ended September 30, 2025.

Restructuring charges incurred to date for the 2024 Plan by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Global Operations Support	Total
Employee related	$1,277	$876	$157	$286	$3,367	$976	$6,939

Changes in the restructuring accrual for the nine months ended September 30, 2025, were as follows:

Employee Related
Accrual balance at December 31, 2024	2,506
Cash payments	(1,881)
Accrual balance at September 30, 2025	$625
Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

13.    Income Taxes

The Company reported income before taxes of $26.5 million and an income tax provision of $8.8 million for the three months ended September 30, 2025. The Company reported income before taxes of $21.1 million and an income tax provision of $6.3 million for the three months ended September 30, 2024. The effective tax rates for the three months ended September 30, 2025, and 2024, were 33.4% and 29.7%, respectively. The effective tax rate for the three months ended September 30, 2025 was impacted by the mix of income and the tax effect on discrete items. The effective tax rate for the three months ended September 30, 2024 was impacted by the mix of income and the tax effect on discrete items.

The Company reported income before taxes of $75.2 million and an income tax provision of $23.2 million for the nine months ended September 30, 2025. The Company reported income before taxes of $43.5 million and an income tax provision of $19.8 million for the nine months ended September 30, 2024. The effective tax rates for the nine months ended September 30, 2025, and 2024, were 30.9% and 45.5%, respectively. The effective tax rate for the nine months ended September 30, 2025, was impacted by the mix of income and the tax effect on discrete items. The effective tax rate for the nine months ended September 30, 2024 was impacted by the tax effect on goodwill impairment and the mix of income

On July 4, 2025, the "One Big Beautiful Bill Act" (OBBBA) was signed into law in the United States. The OBBBA contains several changes to corporate taxation, including the extension of multiple tax provisions from the 2017 Tax Cuts and Jobs Act that were scheduled to expire in 2025. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2025, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2024	$53	$(13,770)	$(328)	$(14,045)
Other comprehensive income (loss) before reclassification, net of tax	(20)	8,780	—	8,760
Balance at September 30, 2025	$33	$(4,990)	$(328)	$(5,285)

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

The Company's chief operating decision-maker is its Chief Executive Officer. The Company evaluates performance and allocates resources based on the review of the chief operating decision maker ("CODM") of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, transaction fees, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of net revenue in the same period. The CODM considers actual to historical, actual to budgeted, and actual to forecasted results and variances on a monthly basis using net revenue and Adjusted EBITDA when making decisions about allocating resources to the segments and assessing performance. The CODM is not provided asset information by reportable segment.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP (as defined below) financial measures. The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue before reimbursements (net revenue)	$322,837	$278,559	$923,663	$822,382

Net income	17,646	14,829	52,025	23,704
Interest, net	(3,436)	(2,570)	(10,030)	(9,268)
Other, net	(3,884)	555	(4,594)	(3,013)
Provision for income taxes	8,835	6,268	23,218	19,750
Operating income	19,161	19,082	60,619	31,173

Adjustments
Depreciation	3,760	2,997	10,367	7,480
Intangible amortization	1,623	1,953	4,878	6,170
Earnout accretion	517	478	1,534	1,413
Earnout fair value adjustments	—	—	(2,315)	1,211
Acquisition contingent compensation	2,627	2,947	7,014	8,220
Deferred compensation plan	3,895	2,958	8,735	6,264
Reorganization costs	911	—	4,636	—
Transaction fees	1,750	—	1,750	—
Impairment charges	—	—	—	16,224
Restructuring charges	—	—	—	6,939
Total adjustments	15,083	11,333	36,599	53,921

Adjusted EBITDA	$34,244	$30,415	$97,218	$85,094
Adjusted EBITDA margin	10.6%	10.9%	10.5%	10.3%

The following tables present our segment information, including significant segment expenses, for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30, 2025
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$162,508	$50,927	$25,648	$50,910	$32,844	$322,837
Reimbursements						5,059
Total revenue						327,896

Operating Expenses
Salaries and benefits (1)	102,085	36,842	19,804	12,342	24,945	196,018
General and administrative (2)	11,530	7,507	4,084	2,506	5,344	30,971
Cost of services	—	—	—	33,225	4,419	37,644
Total segment operating expenses	113,615	44,349	23,888	48,073	34,708	264,633

Segment Adjusted EBITDA	48,893	6,578	1,760	2,837	(1,864)	58,204

Less: Reconciling Items
Research and development expenses (3)						4,615
Global Operations Support expenses (3)						19,345
Total reconciling expenses	—	—	—	—	—	23,960

Adjusted EBITDA	$48,893	$6,578	$1,760	$2,837	$(1,864)	$34,244

	Three Months Ended September 30, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$134,545	$43,143	$26,701	$46,231	$27,939	$278,559
Reimbursements						4,256
Total revenue						282,815

Operating Expenses
Salaries and benefits (1)	83,814	31,511	17,752	11,751	21,317	166,145
General and administrative (2)	10,266	6,610	3,702	3,745	5,589	29,912
Cost of services	—	—	—	28,972	2,058	31,030
Total segment operating expenses	94,080	38,121	21,454	44,468	28,964	227,087

Segment Adjusted EBITDA	40,465	5,022	5,247	1,763	(1,025)	51,472

Less: Reconciling Items
Research and development expenses (3)						4,606
Global Operations Support expenses (3)						16,451
Total reconciling expenses	—	—	—	—	—	21,057

Adjusted EBITDA	$40,465	$5,022	$5,247	$1,763	$(1,025)	$30,415

	Nine Months Ended September 30, 2025
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$467,082	$148,769	$74,796	$141,340	$91,676	$923,663
Reimbursements						13,583
Total revenue						937,246

Operating Expenses
Salaries and benefits (1)	292,072	107,919	55,929	35,186	69,290	560,396
General and administrative (2)	35,240	23,842	11,565	10,890	14,493	96,030
Cost of services	—	—	—	90,999	11,298	102,297
Total segment operating expenses	327,312	131,761	67,494	137,075	95,081	758,723

Segment Adjusted EBITDA	139,770	17,008	7,302	4,265	(3,405)	164,940

Less: Reconciling Items
Research and development expenses (3)	—	—	—	—	—	13,877
Global Operations Support expenses (3)	—	—	—	—	—	53,845
Total reconciling expenses	—	—	—	—	—	67,722

Adjusted EBITDA	$139,770	$17,008	$7,302	$4,265	$(3,405)	$97,218

	Nine Months Ended September 30, 2024
	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Revenue
Revenue before reimbursements	$418,302	$124,706	$72,829	$125,983	$80,562	$822,382
Reimbursements						12,408
Total revenue						834,790

Operating Expenses
Salaries and benefits (1)	254,673	90,794	50,706	34,719	60,477	491,369
General and administrative (2)	33,181	22,697	11,941	11,564	16,861	96,244
Cost of services	—	—	—	80,487	7,671	88,158
Total segment operating expenses	287,854	113,491	62,647	126,770	85,009	675,771

Segment Adjusted EBITDA	130,448	11,215	10,182	(787)	(4,447)	146,611

Less: Reconciling Items
Research and development expenses (3)	—	—	—	—	—	14,312
Global Operations Support expenses (3)	—	—	—	—	—	47,205
Total reconciling expenses	—	—	—	—	—	61,517

Adjusted EBITDA	$130,448	$11,215	$10,182	$(787)	$(4,447)	$85,094

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
(3) Excludes depreciation expense, deferred compensation plan income expense, and transaction fees as these income/expense items are not included within the Company's measure of segment profitability.

Depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Depreciation and amortization
Executive Search
Americas	$718	$746	$1,888	$2,232
Europe	411	409	1,274	746
Asia Pacific	254	252	748	569
Total Executive Search	1,383	1,407	3,910	3,547
On-Demand Talent	1,521	1,735	4,495	5,351
Heidrick Consulting	602	603	1,707	1,694
Total segments	3,506	3,745	10,112	10,592
Research and development	1,737	1,029	4,675	2,592
Global Operations Support	140	176	458	466
Total depreciation and amortization	$5,383	$4,950	$15,245	$13,650

Capital expenditures
Executive Search
Americas	$1,873	$2,647	$3,473	$3,679
Europe	840	768	1,874	11,512
Asia Pacific	103	707	200	1,713
Total Executive Search	2,816	4,122	5,547	16,904
On-Demand Talent	159	196	339	376
Heidrick Consulting	361	—	489	12
Total segments	3,336	4,318	6,375	17,292
Research and development	2,145	2,171	5,597	5,265
Global Operations Support	20	15	169	485
Total capital expenditures	$5,501	$6,504	$12,141	$23,042

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2034. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.8 million as of September 30, 2025. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

18.    Subsequent Event

Proposed Merger with Heron BidCo, LLC

On October 5, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heron BidCo, LLC, a Delaware limited liability company (“Parent”), and Heron Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share (collectively, the “Shares”), issued and outstanding as of immediately prior to the Effective Time, subject to certain exceptions, will be converted automatically into the right to receive $59.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides that, immediately prior to the Effective Time (but contingent upon the Effective Time), each restricted stock unit, whether cash-settled or stock-settled, whether vested or unvested (each, a “Company RSU), and each performance share unit (each, a “Company PSU”), in each case, granted under the Fifth Amended and Restated Heidrick & Struggles 2012 Globalshare Program (as in effect from time to time and any predecessor plans thereto), that is outstanding immediately prior to the Effective Time, will be canceled in exchange for the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholding) equal to the sum of (x) the product of (i) the Merger Consideration and (ii) the number of Shares subject to such Company RSU or Company PSU (in the case of Company PSUs, at the applicable performance level set forth in the Merger Agreement) and (y) the amount of dividends credited and not yet paid to the award holder in respect of such Company RSU or Company PSU (in the case of Company PSUs, at the applicable performance level set forth in the Merger Agreement).

The Merger Agreement and the transactions contemplated thereby, including the Merger, have been unanimously approved by the board of directors of the Company. Consummation of the Merger is subject to certain customary closing conditions, including, among other things, receipt of Company stockholder approval and applicable regulatory approvals.

If the Merger is consummated, the Shares will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended. For additional information, see the full text of the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws, including expectations regarding the Company's One Heidrick strategy and associated investment initiatives. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements, including any statements about the benefits and expectations with respect to the transactions contemplated by the Merger Agreement (as defined below), are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine, the conflict between Israel and Hamas and any broader regional conflict in the Middle East, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; the impact from actions by the U.S. presidential administration and Congress; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; risks and uncertainties relating to the transactions contemplated by the Merger Agreement (as defined below), including the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the possibility that the Merger (as defined below) and the related transactions do not close when expected or at all because required regulatory, stockholder, or other approvals and other conditions to closing are not waived, received or satisfied on a timely basis or at all; the risk that the benefits from the Merger may not be fully realized; and the diversion of management’s attention and time to the Merger from ongoing business operations and opportunities. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Proposed Merger with Heron BidCo, LLC

As previously announced on October 6, 2025, we entered into an agreement and plan of merger (the “Merger Agreement”) with Heron BidCo, LLC, a Delaware limited liability company (“Parent”), and Heron Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Consummation of the Merger and the related transactions are subject to stockholder approval and other customary closing conditions, including regulatory approvals.

At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share (collectively, the “Shares”), issued and outstanding as of immediately prior to the Effective Time, subject to certain exceptions, will be converted automatically into the right to receive $59.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides that, immediately prior to the Effective Time (but contingent upon the Effective Time), each restricted stock unit, whether cash-settled or stock-settled, whether vested or unvested (each, a “Company RSU), and each performance share unit (each, a “Company PSU”), in each case, granted under the Fifth Amended and Restated Heidrick & Struggles 2012 Globalshare Program (as in effect from time to time and any predecessor plans thereto), that is outstanding immediately prior to the Effective Time, will be canceled in exchange for the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholding) equal to the sum of (x) the product of (i) the Merger Consideration and (ii) the number of Shares subject to such Company RSU or Company PSU (in the case of Company PSUs, at the applicable performance level set forth in the Merger Agreement) and (y) the amount of dividends credited and not yet paid to the award holder in respect of such Company RSU or Company PSU (in the case of Company PSUs, at the applicable performance level set forth in the Merger Agreement).

If the Merger is consummated, the Shares will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2025.

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

The Company evaluates performance and allocates resources based on the CODM’s review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, transaction fees, impairment charges and restructuring charges, or Adjusted EBITDA. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue in the same period.

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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.6	1.5	1.5	1.5
Total revenue	101.6	101.5	101.5	101.5

Operating expenses
Salaries and benefits	67.5	65.7	66.7	65.1
General and administrative expenses	12.9	14.3	13.6	15.5
Cost of services	11.7	11.1	11.1	10.7
Research and development	2.0	2.0	2.0	2.1
Impairment charges	—	—	—	2.0
Restructuring charges	—	—	—	0.8
Reimbursed expenses	1.6	1.5	1.5	1.5
Total operating expenses	95.6	94.7	94.9	97.7

Operating income	5.9	6.9	6.6	3.8

Non-operating income (loss)
Interest, net	1.1	0.9	1.1	1.1
Other, net	1.2	(0.2)	0.5	0.4
Net non-operating income	2.3	0.7	1.6	1.5

Income before income taxes	8.2	7.6	8.1	5.3

Provision for income taxes	2.7	2.3	2.5	2.4

Net income	5.5%	5.3%	5.6%	2.9%

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue before reimbursements (net revenue)	$322,837	$278,559	$923,663	$822,382

Net income	17,646	14,829	52,025	23,704
Interest, net	(3,436)	(2,570)	(10,030)	(9,268)
Other, net	(3,884)	555	(4,594)	(3,013)
Provision for income taxes	8,835	6,268	23,218	19,750
Operating income	19,161	19,082	60,619	31,173

Adjustments
Depreciation	3,760	2,997	10,367	7,480
Intangible amortization	1,623	1,953	4,878	6,170
Earnout accretion	517	478	1,534	1,413
Earnout fair value adjustments	—	—	(2,315)	1,211
Acquisition contingent compensation	2,627	2,947	7,014	8,220
Deferred compensation plan	3,895	2,958	8,735	6,264
Reorganization costs	911	—	4,636	—
Transaction fees	1,750	—	1,750	—
Impairment charges	—	—	—	16,224
Restructuring charges	—	—	—	6,939
Total adjustments	15,083	11,333	36,599	53,921

Adjusted EBITDA	$34,244	$30,415	$97,218	$85,094
Adjusted EBITDA margin	10.6%	10.9%	10.5%	10.3%

Revenue and Adjusted EBITDA by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Executive Search
Americas	$162,508	$134,545	$467,082	$418,302
Europe	50,927	43,143	148,769	124,706
Asia Pacific	25,648	26,701	74,796	72,829
Total Executive Search	239,083	204,389	690,647	615,837
On-Demand Talent	50,910	46,231	141,340	125,983
Heidrick Consulting	32,844	27,939	91,676	80,562
Revenue before reimbursements (net revenue)	322,837	278,559	923,663	822,382
Reimbursements	5,059	4,256	13,583	12,408
Total revenue	$327,896	$282,815	$937,246	$834,790

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Executive Search
Americas	$48,893	$40,465	$139,770	$130,448
Europe	6,578	5,022	17,008	11,215
Asia Pacific	1,760	5,247	7,302	10,182
Total Executive Search	57,231	50,734	164,080	151,845
On-Demand Talent	2,837	1,763	4,265	(787)
Heidrick Consulting	(1,864)	(1,025)	(3,405)	(4,447)
Total segment Adjusted EBITDA	58,204	51,472	164,940	146,611
Research and Development	(4,615)	(4,606)	(13,877)	(14,312)
Global Operations Support	(19,345)	(16,451)	(53,845)	(47,205)
Total Adjusted EBITDA	$34,244	$30,415	$97,218	$85,094

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

Total revenue. Consolidated total revenue increased $45.1 million, or 15.9%, to $327.9 million for the three months ended September 30, 2025, from $282.8 million for the three months ended September 30, 2024. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $44.3 million, or 15.9%, to $322.8 million for the three months ended September 30, 2025, compared to $278.6 million for the three months ended September 30, 2024. Foreign exchange rate fluctuations positively impacted results by $4.6 million, or 1.7%. Executive Search net revenue was $239.1 million for the three months ended September 30, 2025, an increase of $34.7 million, or 17.0%, compared to the three months ended September 30, 2024. The increase in Executive Search net revenue was primarily due to a 7.1% increase in the number of executive search confirmations and an increase in the average revenue per executive search compared to the prior year period. On-Demand Talent net revenue was $50.9 million for the three months ended September 30, 2025, an increase of $4.7 million, or 10.1%, compared to the three months ended September 30, 2024. The increase in On-Demand Talent net revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $32.8 million for the three months ended September 30, 2025, an increase of $4.9 million, or 17.6%, compared to the three months ended September 30, 2024. The increase in Heidrick Consulting net revenue was primarily due to an increase in leadership assessment consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 421 and 93, respectively, as of September 30, 2025, compared to 414 and 84, respectively, as of September 30, 2024. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.3 million and $2.0 million for the three months ended September 30, 2025, and 2024, respectively. The average revenue per executive search was $162,000 and $149,000 for the three months ended September 30, 2025, and 2024, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $34.8 million, or 19.0%, to $217.8 million for the three months ended September 30, 2025, compared to $183.0 million for the three months ended September 30, 2024. Fixed compensation increased $8.9 million due to increases in base salaries and payroll taxes, separation costs, retirement and benefit costs, and expenses related to our deferred compensation plan, partially offset by a decrease in stock compensation. Variable compensation increased $25.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $2.6 million, or 1.4%.

For the three months ended September 30, 2025, we had an average of 2,261 employees compared to an average of 2,170 employees for the three months ended September 30, 2024.

As a percentage of net revenue, salaries and benefits expense was 67.5% for the three months ended September 30, 2025, compared to 65.7% for the three months ended September 30, 2024.

General and administrative expenses. Consolidated general and administrative expenses increased $2.0 million, or 5.1%, to $41.8 million for the three months ended September 30, 2025, compared to $39.7 million for the three months ended September 30, 2024. The increase in general and administrative expenses was due to increases in professional fees and expenses related to information technology, partially offset by a decrease in bad debt. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 1.4%.

As a percentage of net revenue, general and administrative expenses were 12.9% for the three months ended September 30, 2025, compared to 14.3% for the three months ended September 30, 2024.

Cost of services. Consolidated cost of services increased $6.6 million, or 21.3%, to $37.6 million for the three months ended September 30, 2025, compared to $31.0 million for the three months ended September 30, 2024. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations negatively impacted results by $1.2 million, or 3.8%.

As a percentage of net revenue, cost of services was 11.7% for the three months ended September 30, 2025, compared to 11.1% for the three months ended September 30, 2024.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent. Consolidated R&D expense increased $0.7 million, or 13.0%, to $6.4 million for the three months ended September 30, 2025, compared to $5.7 million for the three months ended September 30, 2024. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $34.2 million for the three months ended September 30, 2025, an increase of $3.8 million, or 12.6%, compared to $30.4 million for the three months ended September 30, 2024. Adjusted EBITDA margin was 10.6% for the three months ended September 30, 2025, compared to 10.9% for the three months ended September 30, 2024.

Net non-operating income. Net non-operating income was $7.3 million for the three months ended September 30, 2025, compared to $2.0 million for the three months ended September 30, 2024.

Interest, net, was $3.4 million of income for the three months ended September 30, 2025 compared to $2.6 million of income for the three months ended September 30, 2024, primarily due to higher interest rates on a higher volume of marketable securities.

Other, net, was $3.9 million of income for the three months ended September 30, 2025, compared to $0.6 million of expense for the three months ended September 30, 2024. The income for the three months ended September 30, 2025, is primarily due to unrealized gains on our deferred compensation plan and foreign exchange gains. The expense for the three months ended September 30, 2024, is primarily due to foreign exchange losses, partially offset by unrealized gains on the deferred compensation plan. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes, to the Company's Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Executive Search

Americas

The Americas segment reported net revenue of $162.5 million for the three months ended September 30, 2025, an increase of 20.8% compared to $134.5 million for the three months ended September 30, 2024. The increase in net revenue was primarily due to a 12.0% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $0.1 million. There were 218 Executive Search consultants in the Americas segment at September 30, 2025, compared to 215 at September 30, 2024.

Salaries and benefits expense increased $19.0 million, or 21.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fixed compensation increased $2.4 million due to increases in base salaries and payroll taxes, expenses related to our deferred compensation plan, and retirement and benefits costs, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $16.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $1.2 million, or 11.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increases in marketing costs, partially offset by decreases in expenses related to information technology, bad debt, and taxes and licenses.

The Americas segment reported Adjusted EBITDA of $48.9 million for the three months ended September 30, 2025, an increase of $8.4 million, or 20.8%, compared to $40.5 million for the three months ended September 30, 2024. Adjusted EBITDA margin was 30.1% for the three months ended September 30, 2025 and 2024.

Europe

The Europe segment reported net revenue of $50.9 million for the three months ended September 30, 2025, an increase of 18.0% compared to $43.1 million for the three months ended September 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per search. All practice groups, with the exception of Social Impact and Global Technology Services, exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $2.6 million, or 5.9%. There were 125 Executive Search consultants in the Europe segment at September 30, 2025, compared to 121 at September 30, 2024.

Salaries and benefits expense increased $5.3 million, or 16.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fixed compensation increased $1.7 million due to increases in base salaries and payroll taxes. Variable compensation increased $3.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.9 million, or 12.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to internal travel and bad debt.

The Europe segment reported Adjusted EBITDA of $6.6 million for the three months ended September 30, 2025, an increase of $1.6 million, or 31.0%, compared to $5.0 million for the three months ended September 30, 2024. Adjusted EBITDA margin was 12.9% for the three months ended September 30, 2025, compared to 11.6% for the three months ended September 30, 2024.

Asia Pacific

The Asia Pacific segment reported net revenue of $25.6 million for the three months ended September 30, 2025, a decrease of 3.9% compared to $26.7 million for the three months ended September 30, 2024. The decrease in net revenue was primarily due to a decrease in the average revenue per executive search, partially offset by a 6.4% increase in the number of executive search confirmations. The Financial Services practice group within the segment exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.9%. There were 78 Executive Search consultants in the Asia Pacific segment at September 30, 2025 and 2024.

Salaries and benefits expense increased $2.1 million, or 11.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fixed compensation increased $1.3 million due to increases in talent acquisition and retention costs, and base salaries and payroll taxes. Variable compensation increased $0.7 million due to the mix of consultants earning bonuses.

General and administrative expenses increased $0.4 million, or 9.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to an increase in bad debt

The Asia Pacific segment reported Adjusted EBITDA of $1.8 million for the three months ended September 30, 2025, a decrease of $3.5 million, or 66.5%, compared to $5.2 million for the three months ended September 30, 2024. Adjusted EBITDA margin was 6.9% for the three months ended September 30, 2025, compared to 19.7% for the three months ended September 30, 2024.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $50.9 million for the three months ended September 30, 2025, an increase of 10.1% compared to $46.2 million for the three months ended September 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of On-Demand projects. Foreign exchange rate fluctuations positively impacted results by $1.6 million, or 3.5%.

Salaries and benefits expense increased $0.6 million, or 4.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fixed compensation increased $0.3 million due to increases in separation costs, and retirement and benefit costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $0.2 million due to higher bonus accruals related to increased productivity.

General and administrative expense decreased $1.4 million, or 24.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to decreases in bad debt and hiring fees.

Cost of services increased $4.3 million, or 14.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase in the volume of On-Demand Talent projects.

The On-Demand Talent segment reported Adjusted EBITDA of $2.8 million for the three months ended September 30, 2025, an increase of $1.1 million, or 60.9%, compared to Adjusted EBITDA of $1.8 million for the three months ended September 30, 2024. Adjusted EBITDA margin was 5.6% for the three months ended September 30, 2025, compared to 3.8% for the three months ended September 30, 2024.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $32.8 million for the three months ended September 30, 2025, an increase of 17.6% compared to $27.9 million for the three months ended September 30, 2024. The increase in net revenue was primarily due to increases in leadership assessment consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 2.2%. There were 93 Heidrick Consulting consultants at September 30, 2025 compared to 84 at September 30, 2024.

Salaries and benefits expense increased $3.5 million, or 15.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fixed compensation increased $2.8 million due to increases in talent acquisition and retention costs and base salaries and payroll taxes. Variable compensation increased $0.7 million due to higher bonus accruals related to increased productivity.

General and administrative expenses decreased $0.2 million, or 3.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to decreases in bad debt.

Cost of services increased $2.4 million, or 114.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to an increase in the volume of consulting projects.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $1.9 million for the three months ended September 30, 2025, a decrease of $0.8 million, or 81.9%, compared to an Adjusted EBITDA loss of $1.0 million for the three months ended September 30, 2024. Adjusted EBITDA margin was (5.7)% for the three months ended September 30, 2025, compared to (3.7)% for the three months ended September 30, 2024.

Global Operations Support

Salaries and benefits expense increased $4.3 million, or 39.3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increases in variable compensation and separation costs, partially offset by a decrease in stock compensation.

General and administrative expenses increased $1.2 million, or 21.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increases in professional fees, expenses related to information technology, and hiring fees.

Global Operations Support reported an Adjusted EBITDA loss of $19.3 million for the three months ended September 30, 2025, a decrease of $2.9 million, or 17.6%, compared to an Adjusted EBITDA loss of $16.5 million for the three months ended September 30, 2024. Adjusted EBITDA margin was (6.0)% for the three months ended September 30, 2025, compared to (5.9)% for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Total revenue. Consolidated total revenue increased $102.5 million, or 12.3%, to $937.2 million for the nine months ended September 30, 2025, compared to $834.8 million for the nine months ended September 30, 2024. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $101.3 million, or 12.3%, to $923.7 million for the nine months ended September 30, 2025, compared to $822.4 million for the nine months ended September 30, 2024. Foreign exchange rate fluctuations positively impacted results by $5.6 million, or 0.7%. Executive Search net revenue was $690.6 million for the nine months ended September 30, 2025, an increase of $74.8 million, or 12.1%, compared to the nine months ended September 30, 2024. The increase in Executive Search net revenue was primarily due to a 5.9% increase in the number of executive search confirmations and an increase in the average revenue per executive search. On-Demand Talent net revenue was $141.3 million for the nine months ended September 30, 2025, an increase of $15.4 million, or 12.2%, compared to the nine months ended September 30, 2024. The increase in On-Demand Talent net revenue was primarily due to an increase in the volume of On-Demand projects. Heidrick Consulting net revenue was $91.7 million for the nine months ended September 30, 2025, an increase of $11.1 million, or 13.8%, compared to the nine months ended September 30, 2024. The increase in Heidrick Consulting net revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 421 and 93, respectively, as of September 30, 2025, compared to 414 and 84, respectively, as of September 30, 2024. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.2 million and $2.0 million for the nine months ended September 30, 2025, and 2024, respectively. The average revenue per executive search was $154,000 and $145,000 for the nine months ended September 30, 2025, and 2024, respectively.

Salaries and benefits. Consolidated salaries and benefits expense increased $81.2 million, or 15.2%, to $616.5 million for the nine months ended September 30, 2025, compared to $535.3 million for the nine months ended September 30, 2024. Fixed compensation increased $27.1 million due to increases in base salaries and payroll taxes, retirement and benefit costs, and separation costs. Variable compensation increased $54.1 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $3.1 million, or 0.6%.

For the nine months ended September 30, 2025, we had an average of 2,231 employees compared to an average of 2,196 employees for the nine months ended September 30, 2024.

As a percentage of net revenue, salaries and benefits expense was 66.7% for the nine months ended September 30, 2025, compared to 65.1% for the nine months ended September 30, 2024.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.2 million, or 1.7%, to $125.4 million for the nine months ended September 30, 2025, compared to $127.6 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses was due to a fair value adjustment to decrease the earnout accrual related to our acquisition of Atreus, decreased costs associated with the 2024 Global Partner Conference, and business development travel, partially offset by increased expenses related to information technology and professional fees. Fair value adjustments were made to decrease the Atreus earnout by $2.5 million and increase the businessfourzero earnout by $0.2 million during the nine months ended September 30, 2025. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 0.5%.

As a percentage of net revenue, general and administrative expenses were 13.6% for the nine months ended September 30, 2025, compared to 15.5% for the nine months ended September 30, 2024.

Cost of services. Consolidated cost of services increased $14.1 million, or 16.0%, to $102.3 million for the nine months ended September 30, 2025, compared to $88.2 million for the nine months ended September 30, 2024. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent and consulting projects. Foreign exchange rate fluctuations negatively impacted results by $1.6 million, or 1.8%.

As a percentage of net revenue, cost of services was 11.1% for the nine months ended September 30, 2025, compared to 10.7% for the nine months ended September 30, 2024.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. We plan to utilize the results of our R&D efforts to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent. Consolidated R&D expense increased $1.8 million, or 10.9%, to $18.8 million for the nine months ended September 30, 2025, compared to $17.0 million for the nine months ended September 30, 2024. R&D expenses consist of expenses related to payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. During the three months ended June 30, 2024, as a result of the Company's mid-year forecasting process, it was determined that a reduction in the On-Demand Talent reporting unit forecast was required. Due to the reduction in the forecasted results for the reporting unit, in addition to the 6% passing margin in the most recent impairment analysis conducted as of October 31, 2023, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2024. Based on the results of the of the impairment evaluation of each of its reporting units, the Company recorded an impairment charge of $14.8 million in On-Demand Talent reporting unit, as well as an impairment charge of $1.5 million in the Europe reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2024 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Restructuring charges. Restructuring charges were $6.9 million for the nine months ended September 30, 2024 related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $97.2 million for the nine months ended September 30, 2025, an increase of $12.1 million, or 14.2%, compared to $85.1 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 10.5% for the nine months ended September 30, 2025, compared to 10.3% for the nine months ended September 30, 2024.

Net non-operating income. Net non-operating income was $14.6 million for the nine months ended September 30, 2025, compared to $12.3 million for the nine months ended September 30, 2024.

Interest, net, was $10.0 million of income for the nine months ended September 30, 2025, compared to $9.3 million of income for the nine months ended September 30, 2024, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $4.6 million of income for the nine months ended September 30, 2025, compared to $3.0 million of income for the nine months ended September 30, 2024. The income for the nine months ended September 30, 2025, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The income for the nine months ended September 30, 2024, was primarily due to unrealized gains on the deferred compensation plan, partially offset by foreign exchange losses. The majority of the Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $467.1 million for the nine months ended September 30, 2025, an increase of 11.7% compared to $418.3 million for the nine months ended September 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement and a 6.3% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior period. Foreign exchange rate fluctuations negatively impacted results by $1.4 million, or less than 0.3%. There were 218 Executive Search consultants in the Americas segment at September 30, 2025, compared to 215 at September 30, 2024.

Salaries and benefits expense increased $40.4 million, or 15.5%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Fixed compensation increased $9.1 million due to increases base salaries and payroll taxes, expenses related to our deferred compensation plan, and retirement and benefits costs. Variable compensation increased $31.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $1.7 million, or 4.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to increased expenses related to information technology, partially offset by a decrease from costs associated with the 2024 Global Partner Conference.

Restructuring charges for the nine months ended September 30, 2024, were $1.3 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Americas segment reported Adjusted EBITDA of $139.8 million for the nine months ended September 30, 2025, an increase of $9.3 million, or 7.1%, compared to $130.4 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 29.9% for the nine months ended September 30, 2025, compared to 31.2% for the nine months ended September 30, 2024.

Europe

The Europe segment reported net revenue of $148.8 million for the nine months ended September 30, 2025, an increase of 19.3% compared to $124.7 million for the nine months ended September 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement and an 8.6% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior period. Foreign exchange rate fluctuations positively impacted results by $4.5 million, or 3.6%. There were 125 Executive Search consultants in the Europe segment at September 30, 2025, compared to 121 at September 30, 2024.

Salaries and benefits expense increased $17.1 million, or 18.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Fixed compensation increased $5.6 million due to increases in base salaries and payroll taxes. Variable compensation increased $11.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $1.7 million, or 7.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to increases in professional fees, partially offset by a decrease in business development travel.

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

The Europe segment reported Adjusted EBITDA of $17.0 million for the nine months ended September 30, 2025, an increase of $5.8 million, or 51.7%, compared to $11.2 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 11.4% for the nine months ended September 30, 2025, compared to 9.0% for the nine months ended September 30, 2024.

Asia Pacific

The Asia Pacific segment reported net revenue of $74.8 million for the nine months ended September 30, 2025, an increase of 2.7% compared to $72.8 million for the nine months ended September 30, 2024. The increase in net revenue was primarily due to an increase in the average revenue per engagement and a 0.8% increase in the number of executive search confirmations. The Financial Services, Life Sciences, and Global Technology Services practice groups within the segment exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 1.0%. There were 78 Executive Search consultants in the Asia Pacific segment at both September 30, 2025 and 2024.

Salaries and benefits expense increased $5.7 million, or 11.2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Fixed compensation increased $3.8 million due to increases in base salaries and payroll taxes, retirement and benefits costs, and talent acquisition and retention costs. Variable compensation increased $1.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 1.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to decreases in expenses related to information technology, and bad debt, partially offset by an increase in business development travel costs.

Restructuring charges for the nine months ended September 30, 2024, were $0.2 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Asia Pacific segment reported Adjusted EBITDA of $7.3 million for the nine months ended September 30, 2025, a decrease of $2.9 million, or 28.3%, compared to $10.2 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 9.8% for the nine months ended September 30, 2025, compared to 14.0% for the nine months ended September 30, 2024.

On-Demand Talent

The On-Demand Talent segment reported net revenue of $141.3 million for the nine months ended September 30, 2025, an increase of 12.2% compared to $126.0 million for the nine months ended September 30, 2024. The increase in On-Demand Talent revenue was primarily due to an increase in the volume and size of On-Demand projects. Foreign exchange rate fluctuations positively impacted results by $2.2 million, or 1.7%.

Salaries and benefits expense decreased $0.5 million, or 1.2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Fixed compensation increased $0.7 million due to increases in separation costs, and retirement and benefit costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased $1.2 million primarily due to a reduction in the Atreus contingent compensation accrual.

General and administrative expense decreased $5.0 million, or 26.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to decreases in business development travel costs, intangible amortization and taxes and licenses, partially offset by increases in insurance and bank fees, and professional fees. A fair value adjustment was made to decrease the Atreus earnout by $2.5 million during the nine months ended September 30, 2025.

Cost of services increased $10.5 million, or 13.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in the volume of On-Demand Talent projects.

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

The On-Demand Talent segment reported Adjusted EBITDA of $4.3 million for the nine months ended September 30, 2025, an improvement of $5.1 million compared to an Adjusted EBITDA loss of $0.8 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 3.0% for the nine months ended September 30, 2025, compared to (0.6)% for the nine months ended September 30, 2024.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $91.7 million for the nine months ended September 30, 2025, an increase of 13.8% compared to $80.6 million for the nine months ended September 30, 2024. The increase in net revenue was primarily due to increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $1.1 million, or 1.4%. There were 93 Heidrick Consulting consultants at September 30, 2025, compared to 84 at September 30, 2024.

Salaries and benefits expense increased $8.9 million, or 13.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Fixed compensation increased $4.3 million due to increases in talent acquisition and retention costs, base salaries and payroll taxes, retirement and benefits costs, and separation costs. Variable compensation increased $4.5 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.3 million, or 12.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to a decreases in business development travel and office occupancy costs, partially offset by a $0.2 million fair value adjustment to increase the earnout accrual for businessfourzero.

Cost of services increased $3.6 million, or 47.3%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to an increase in the volume of consulting projects.

Restructuring charges for the nine months ended September 30, 2024, were $3.4 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

The Heidrick Consulting segment reported an Adjusted EBITDA loss of $3.4 million for the nine months ended September 30, 2025, an improvement of $1.0 million, or 23.4%, compared to an Adjusted EBITDA loss of $4.4 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was (3.7)% for the nine months ended September 30, 2025, compared to (5.5)% for the nine months ended September 30, 2024.

Global Operations Support

Salaries and benefits expense increased $9.5 million, or 32.2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to variable compensation, separation costs, and retirement and benefit costs, partially offset by a decrease in stock compensation.

General and administrative expenses increased $1.9 million, or 10.7%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to increases in expenses related to information technology, professional fees, hiring fees, and marketing costs, partially offset by a decrease in business development travel costs.

Restructuring charges for the nine months ended September 30, 2024, were $1.0 million related to a workforce reduction. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

Global Operations Support reported an Adjusted EBITDA loss of $53.8 million for the nine months ended September 30, 2025, a decrease of $6.6 million, or 14.1%, compared to an Adjusted EBITDA loss of $47.2 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was (5.8)% for the nine months ended September 30, 2025, compared to (5.7)% for the nine months ended September 30, 2024.

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

As of September 30, 2025, and December 31, 2024, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2025, December 31, 2024, and September 30, 2024, were $528.1 million, $563.5 million and $409.4 million, respectively. The $528.1 million of cash, cash equivalents and marketable securities at September 30, 2025, includes $214.3 million held by our foreign subsidiaries. A portion of the $214.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $28.9 million for the nine months ended September 30, 2025, primarily reflecting an increase in accounts receivable of $63.6 million and a decrease in accrued expenses of $12.2 million, partially offset by net income net of non-cash charges of $72.2 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2024 of $317.8 million, partially offset by 2025 bonus accruals.

Cash used in operating activities was $26.4 million for the nine months ended September 30, 2024, primarily reflecting an increase in accounts receivable of $51.7 million and a decrease in accrued expenses of $41.4 million, partially offset by net income net of non-cash charges of $60.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2023 of $289.8 million, partially offset by 2024 bonus accruals.

Cash flows used in investing activities. Cash used in investing activities was $38.6 million for the nine months ended September 30, 2025, primarily due to purchases of marketable securities and investments of $362.3 million and capital expenditures of $12.1 million, partially offset by proceeds from the sale of marketable securities of $335.8 million.

Cash used in investing activities was $9.6 million for the nine months ended September 30, 2024, primarily due to purchases of marketable securities and investments of $115.6 million, and capital expenditures of $23.0 million, partially offset by proceeds from the sale of marketable securities and investments of $129.1 million.

Cash flows used in financing activities. Cash used in financing activities was $14.2 million for the nine months ended September 30, 2025, consisting of dividend payments of $9.7 million, employee tax withholding payments on equity transactions of $4.1 million, and debt issuance costs of $0.4 million.

Cash used in financing activities was $13.4 million for the nine months ended September 30, 2024, consisting of dividend payments of $9.6 million and employee tax withholding payments on equity transactions of $3.8 million.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of September 30, 2025, we had aggregate future lease payment obligations of $125.3 million, with $18.2 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of September 30, 2025, we had asset retirement obligations of $3.7 million, with less than $0.1 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at September 30, 2025. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. As of September 30, 2025, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe, and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $1.2 million for the nine months ended September 30, 2025. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Other than as set forth below related to the proposed Merger, there have been no material changes to the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Risks Related to the Pending Merger and Related Transactions

The Merger and the related transactions are subject to conditions, some or all of which may not be satisfied, and may not be completed on a timely basis, if at all; Failure to complete the Merger and the related transactions on a timely basis or at all could have adverse effects on us.

The completion of the Merger and the related transactions is subject to a number of conditions, including, among others, (i) the adoption of the Merger Agreement by the requisite holders of the outstanding shares at a meeting of the stockholders of the Company, (ii) the absence of any governmental entity issuing any order or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, and (iii) (x) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (y) the clearance or approval under certain specified foreign antitrust or other competition laws of jurisdictions other than the United States or investment laws relating to foreign ownership. The obligation of each party to the Merger Agreement to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on the Company that is continuing as of the Effective Time. The availability of Parent’s financing is not a condition to the consummation of the Merger.

If the Merger and the related transactions are not completed, our ongoing business, financial condition, financial results and stock price could be materially adversely affected, and we would forgo any benefit of completing the Merger. In that event, we would be subject to a number of risks, including that the market price of our common stock could be reduced to the extent that the current market price reflects a market assumption that the transactions will be completed; we could owe Parent a termination fee of $38.9 million if the Merger Agreement were terminated under specified circumstances; we could experience negative reactions from the financial markets or from our customers, partners or employees; and we could become involved in litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

Business uncertainties, operational disruptions, and contractual restrictions during the pendency of the Merger could materially harm our business, operations, financial condition, and relationships with stakeholders.

The announcement and pendency of the Merger subjects us to numerous risks and uncertainties that could materially adversely affect our business operations, strategic initiatives, and financial results, regardless of whether the Merger is ultimately consummated.

During the period prior to closing, we are subject to restrictive covenants under the Merger Agreement, which limit our ability to pursue certain business opportunities, strategic transactions, financing activities, or operational changes without consent of Parent. These restrictions may prevent us from reacting promptly to changes in our business environment or from pursuing strategic initiatives or executing capital allocation strategies that would otherwise be in the best interests of our Company and stockholders.

The Merger will involve substantial costs.

The Company and Parent have incurred, and expect to continue to incur, a number of non-recurring costs associated with the proposed Merger, a substantial majority of which will consist of transaction and regulatory costs.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.1	Agreement and Plan of Merger, dated as of October 5, 2025, by and among Heidrick & Struggles International, Inc., Heron BidCo, LLC and Heron Merger Sub, Inc.	8-K	2.1	10/6/25

10.2	Amendment to the Amended and Restated By-laws of Heidrick & Struggles International, Inc.	8-K	3.1	10/6/25

10.3	Amended and Restated Management Severance Pay Plan of Heidrick & Struggles International, Inc.**	8-K	10.1	10/6/25

10.4	Amended and Restated Change in Control Severance Plan of Heidrick & Struggles International, Inc.**	8-K	10.2	10/6/25

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Certain portions of this exhibit have been redacted.
***†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2025

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Nirupam Sinha
Nirupam Sinha
Chief Financial Officer (Duly authorized on behalf of the registrant and in his capacity as Principal Financial and Accounting Officer)